Form 10-K405
period 1996-12-31
BRANTLEY CAPITAL CORP
filed 1997-03-28
CIK 1021009

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

   (MARK ONE)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    COMMISSION FILE NUMBER: 814-00127

                           BRANTLEY CAPITAL CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       MARYLAND                                                    34-1838462
------------------------------------------------------       ------------------------------------------------------
            (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
            INCORPORATION OR ORGANIZATION)

           20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122 (Address of principal executive offices including zip code)

                                 (216) 283-4800
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 was $34,707,161, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

     The number of shares of common stock outstanding as of March 21, 1997 was 3,810,535.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Brantley Capital Corporation's Proxy Statement dated March 27, 1997 (incorporated into Part III of this Form 10-K)

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                    PART I
    Item  1.     Business............................................................      3
    Item  2.     Properties..........................................................      7
    Item  3.     Legal Proceedings...................................................      7
    Item  4.     Submission of Matters to a Vote of Security Holders.................      7

                                    PART II
    Item  5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters.................................................      7
    Item  6.     Selected Financial Data.............................................      7
    Item  7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................................      8
    Item  8.     Financial Statements and Supplementary Data.........................      9
    Item  9.     Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.................................     18

                                   PART III
    Item 10.     Directors and Executive Officers of the Registrant..................     18
    Item 11.     Executive Compensation..............................................     18
    Item 12.     Security Ownership of Certain Beneficial
                 Owners and Management...............................................     18
    Item 13.     Certain Relationships and Related Transactions......................     18

                                    PART IV
    Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.................................................................     18
    Signatures.......................................................................     19
    Exhibit Index....................................................................     20

                                     PART I

ITEM 1. BUSINESS

     Brantley Capital Corporation (the "Company") is a newly organized, closed-end, non-diversified investment company incorporated on August 1, 1996 under the General Corporation Law of the State of Maryland, which has elected to be treated as a "business development company" under the Investment Company Act of 1940 (the "Investment Company Act"). The Company was formed to invest primarily in the equity securities (for example, common stock, preferred stock, convertible preferred stock, or options, warrants or rights to acquire stock) and equity-linked debt securities (for example, convertible debt or indebtedness accompanied by warrants, options or rights to acquire stock) of private companies. The Company also intends to invest a portion of its assets in post-venture small-cap public companies (as defined below). The Company's investment objective is the realization of long-term capital appreciation in the value of its investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company will seek to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies.

     With respect to its investments in private companies, the Company's principal focus will be on industries that it considers to be good candidates for successful consolidation. The Company also will favor investments in private companies that it believes can achieve the necessary size, profitability, management depth and sophistication to become public companies or become attractive merger or acquisition candidates. The Company seeks to enable its stockholders to participate in investments not typically available to the public due to the private nature of a substantial majority of the Company's portfolio companies, the size of the financial commitment often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these investment opportunities.

     The Company intends to be a partner in the growth of its private portfolio companies, rather than merely a financial participant. The Company will offer managerial assistance to its private portfolio companies and expects that its representatives will play a role in setting corporate strategies and advising such companies regarding important decisions affecting their businesses, including potential acquisitions, recruiting key managers, and securing equity and debt financing.

     With respect to its investments in post-venture small-cap public companies, the Company's primary focus will be on companies that its investment adviser believes to have significant potential for growth in sales and earnings. A "post-venture" company is a company that has received venture capital or private equity financing either (a) during the early stages of the company's business or the early stages of the development of a new product or service, or (b) as part of a restructuring or recapitalization of the company. The Company intends to limit its post-venture investments to companies which, within the prior ten (10) years, have received an investment of venture or private equity capital, have sold or distributed securities to venture or private equity capital investors, or have completed an initial public offering of equity securities.

     The Company anticipates that its position as an investor in both private companies and post-venture small-cap public companies will benefit its ultimate returns on its investments. This benefit will be derived from historic and future knowledge that the Company and its managers have and will gain regarding companies, technologies, management, markets and pricing in both public and private markets. For example, knowledge of emerging technologies and companies in the private markets can be beneficial in selecting small-cap public stocks. Conversely, knowledge of public companies and market performance can be beneficial in pricing and structuring private investments.

     On December 3, 1997, the Company completed its $38 million initial public offering (including a $1,500,000 over allotment option exercised by the underwriters on January 3, 1997). Through December 31, 1996 and continuing through the filing date of this report, the Company made short-term temporary investments of the type more fully described under the heading "Temporary Investments," but did not invest in any private or post-venture small cap public companies.

INVESTMENT ADVISER

     Brantley Capital Management, L.L.C., 20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122, serves as the investment adviser (the "Investment Adviser") to the Company pursuant to an agreement with an initial term of two
(2) years, renewable from year to year thereafter if it is approved annually by the Company's Board of Directors or by vote of a majority of the Company's outstanding shares of capital stock (including, in either instance, approval by Company directors who are not interested persons). The Investment Adviser is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments and for management oversight of the Company's records and financial reporting requirements. The Company pays the Investment Adviser an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the investment advisory agreement. The Investment Adviser is responsible for the salaries and expenses of its own personnel, office space costs, and local telephone and administrative support costs.

NATURE OF INVESTMENTS IN PORTFOLIO COMPANIES

     The Company's investments in portfolio companies may be in the form of equity or some combination of debt with equity, but will always include some equity feature through which the Company can participate in the growth in the value of the underlying businesses. The Company's investment in a given portfolio company may consist of common stock, preferred stock (which may or may not be convertible into common stock), debentures (which may or may not be convertible into common stock and may or may not be subordinated), warrants to purchase common stock, or some combination thereof. The Company anticipates that its investments in privately-owned portfolio companies will generally be structured with the intention of having the investments achieve liquidity within eighteen (18) months to three (3) years from the respective dates of the investments, although there can be no assurance that such time frame will be met and situations may arise in which the Company may hold securities for a longer period.

TEMPORARY INVESTMENTS

     Pending investments in the types of securities described above, the Company will invest its cash in cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

OPERATIONS

     The Investment Adviser locates potential investment opportunities primarily by making use of an extensive network of investment bankers, commercial bankers, accountants and other finance professionals; venture capitalists and other investment professionals; attorneys; business executives; and entrepreneurs.

     The investment process includes the identification, evaluation, negotiation, documentation and closing of the investment. Robert P. Pinkas, Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and a manager, and Michael J. Finn, President and a manager, in each case, of the Investment Adviser, have extensive experience in all phases of the investment process. The evaluation of a potential investment includes due diligence, which includes review of historical and prospective financial information, and which, particularly in the case of a privately-owned company, usually involves on-site visits; interviews with management, employees, customers and vendors of the potential portfolio company, and background checks and research relating to its management, markets, products and services.

     Upon the completion of due diligence and a decision to proceed with an investment in a private company, the Investment Adviser will create an investment memorandum containing information pertinent to the investment for presentation to the Company's Board of Directors, which must approve the investment. Additional due diligence with respect to any investment by the Company may be conducted by the Company's attorneys and independent accountants prior to the closing of the investment.

SELECTION OF INVESTMENTS

     The Company anticipates that, as a general rule, most of its investments will be in small-to medium-sized companies with total assets or annual sales under $500,000,000. Many of these companies may have very limited operating histories. The Company's main criterion for the selection of investments in portfolio companies will be the potential for substantial growth in sales and earnings. The Company seeks to identify companies which management believes have significant opportunities in the markets they serve or that have devised innovative products, services or ways of doing business that afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition. In addition, the Company intends to invest in companies seeking to consolidate fragmented industries. Often, such consolidations can improve performance by bringing experienced management, economies of scale and greater capital resources to bear on businesses that might have lacked such management, economies and resources in the past.

     In evaluating potential portfolio companies, the Company will pay particular attention to the following characteristics:

     MANAGEMENT. The Company will favor investments in companies whose management teams consist of talented individuals of high integrity with significant experience. The Company intends to pay particular attention to the depth of the management team and the extent to which key managers have an ownership interest in the company.

     OPPORTUNITY FOR SIGNIFICANT INFLUENCE. The Company will favor investments in companies in which it has the opportunity to become a partner in the building of the companies, rather than being merely a financial participant. In addition, the Company will favor investments in which its representatives will play a role in setting corporate strategies for the portfolio companies, and will advise such companies regarding important decisions affecting their businesses, including acquisitions for such companies, recruiting key managers, and securing equity and debt financing.

     MARKET DYNAMICS. The Company will favor investments in companies that are addressing a large, unfulfilled market demand with long-term high-growth prospects and that can reasonably expect to achieve and maintain a significant market share through proprietary products and services. The Company will also favor investments in companies that deliver products and services with significant performance and cost advantages and for which there exist significant barriers to effective competition by others. In addition, with respect to its investments in private companies, the Company will favor industries that it considers to be good candidates for successful consolidation.

     ABILITY TO ACHIEVE LIQUIDITY. With respect to its investments in private companies, the Company will consider the potential and likely means for achieving the liquidity that would ultimately enable the Company to achieve cash value for its equity investments. Possible ways of achieving liquidity include an initial public offering of the portfolio company, a sale of the portfolio company or a purchase by the portfolio company (or its managers) of the Company's equity interest.

     GROWTH AT A REASONABLE PRICE. With respect to investments in post-venture small-cap public companies, the Company will target companies whose current and projected price/earnings ("P/E") ratios are less than their respective growth rates. This growth at a reasonable price discipline is anticipated to result in attractive stock appreciation as a result of both earnings growth and P/E multiple expansion. The majority of these post-venture public investments are expected to be in companies with prior financial support from professional venture capitalists and private equity funds, and these companies often have stronger management teams, better financial controls and significant competitive advantages.

POTENTIAL CO-INVESTMENTS AND FOLLOW-ON INVESTMENTS

     The Company anticipates "co-investing" with existing affiliates of the Company and the Investment Adviser, as well as with other future affiliates, in specified amounts and on terms and conditions that are the same in all material respects, subject to the availability of capital for investment on the part of the Company and each such affiliate and certain other conditions. At the present time, affiliates of the Company and the

Investment Adviser include certain venture capital investment partnerships in which officers and directors of the Company and officers of the Investment Adviser serve as general partners of the investment partnerships' general partner, namely: Brantley Venture Partners I, L.P. ("BVP I"), Brantley Venture Partners II, L.P. ("BVP II") and Brantley Venture Partners III, L.P. ("BVP III"). On March 6, 1997, the Company submitted an application to the Securities and Exchange Commission (the "Commission") to seek an exemptive order, subject to certain terms and conditions, to relieve the Company from certain provisions of the Investment Company Act to permit such co-investments. There can be no assurances given as to when or if the requested exemptive relief will be granted by the Commission. In addition, the Company and the Investment Adviser have had discussions with the Commission regarding exemptive relief from certain provisions of the Investment Company Act to permit the Company to invest in portfolio companies in an offering by an issuer in which BVP I, BVP II or BVP III is an existing investor and the Company is not an existing investor. The Company anticipates that it will file an application for exemptive relief with respect to potential "follow-on" investment opportunities at some future time, and that such application will include conditions, among others, requiring that before such an investment would be made: (i) the investment be of a type that has preferences and terms that are the same or better than those of the investment owned by BVP I, BVP II or BVP III, (ii) a majority of the Company's directors who have no financial interest in the investment and a majority of the Company's disinterested directors approve the investment, and (iii) the Company and Company affiliates purchase in the aggregate less than a majority of the investment offered, such that unaffiliated institutional investors are likely to be establishing the pricing of such investment opportunities.

ELIGIBLE PORTFOLIO COMPANIES

     The Company, as a "business development company", may not acquire any assets other than "Eligible Assets" unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the Company's total assets (other than certain assets necessary for its operation, such as office furniture, equipment and facilities). "Eligible Assets" are defined in Section 55(a) of the Investment Company Act. The principal categories of Eligible Assets relevant to the business of the Company are the following:

     (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined in the Investment Company Act as any issuer which:

        (a) is organized under the laws of, and has its principal place of business in, the United States;

        (b) is not an investment company other than a small business investment company wholly-owned by the business development company; and

        (c) (i) does not have any class of securities with respect to which a broker or dealer may extend margin credit;

              (ii) is actively controlled by a business development company and has an affiliate of a business development company on its board of trustees or directors; or

             (iii) meets other such criteria as may be established by the
                   Commission.

     (2) Securities of any eligible portfolio company which is controlled by the business development company.

     (3) Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

     (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

     In addition, the business development company must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in (1) or (2) above. Moreover, in order for securities of portfolio companies to constitute Eligible Assets for the purpose of the 70% test, the Company must make available to the issuer of the securities significant managerial assistance; except that, where the Company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance.

     The Company may invest up to 30% of its assets in other portfolio investments. The Company intends that this portion of its portfolio shall consist primarily of investments in post-venture small-cap public companies.

COMPETITION

     The Company's primary competitors include financial institutions, venture capital and private equity firms, mutual funds concentrating on post-venture small-cap companies, and other nontraditional investors. Many of these entities have greater financial and managerial resources than the Company. The Company competes with such entities primarily on the basis of the quality of its services, the quality of the investment entities they have managed, the Company's investment analysis and decision-making processes, and on the investment terms the Company offers on the securities to be issued by its portfolio companies.

EMPLOYEES

     The Company has no employees. Pursuant to the terms of the Investment Advisory Agreement, the Adviser supplies all of the personnel necessary to operate the Company's business.

ITEM 2.  PROPERTIES

     The Company does not own or lease any properties or other intangible assets.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and no such material proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

     The Company's common stock is traded on the NASDAQ SmallCap Market System ("NASDAQSCM") under the symbol "BBDC." The following table sets forth, for the period indicated, high and low bid prices per share:

                                                                     HIGH        LOW
                                                                    ------      ------
        December 3, 1996 -- December 31, 1996.....................  $10.25      $10.00

     At March 21, 1997, there were approximately 52 shareholders of record of the Company's common stock with a market price of $9.25 per share.

     During the period ended December 31, 1996, the Company neither declared nor paid any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     Not applicable given the Company's limited operating history during 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report. The Company began operations upon the completion of an initial public offering on December 3, 1996. Therefore, this report reflects a limited initial operating period of twenty-two (22) business days for the fiscal period ended December 31, 1996.

RESULTS OF OPERATIONS

     The Company's principal investment objective is the realization of long-term capital appreciation from investing primarily in the equity and equity-linked debt securities of private companies. In addition, the Company intends to invest a portion of its assets in post-venture small-cap public companies. Due to the Company's limited operating period, the Company's financial performance at December 31, 1996 is primarily composed of "Net Loss," which is the difference between the Company's income from interest on short-term investments and its total operating expenses.

     During the period ended December 31, 1996, interest on short-term investments was $139,529. The significant components of total operating expenses were fees to the Company's Investment Adviser, professional fees, and the amortization of organizational costs of the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 3, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1997.

     At December 31, 1996, the Company had $36,329,220 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At December 31, 1996 the $36,329,220 was primarily invested in a United States Treasury Security.

     At December 31, 1996, the Company had Stockholders' equity of $36,142,304, resulting in a net asset value per share of $9.87.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BRANTLEY CAPITAL CORPORATION

                                     BALANCE SHEETS

                                                                  DECEMBER 31,         OCTOBER 29,
                                                                      1996                1996
                                                                  -------------       -------------
ASSETS
Cash and cash equivalents (Note 2)..............................   $ 36,329,220        $         50
Prepaid expenses................................................        128,566
Unamortized organization costs (Note 2).........................        162,250             180,000
                                                                    -----------         -----------
     TOTAL ASSETS...............................................     36,620,036             180,050
                                                                    ===========         ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Advisory fee payable (Note 3)...................................   $     81,898
Organization costs payable......................................         78,912              74,700
Offering costs payable (Note 7).................................        177,215
Payable to related party (Note 5)...............................         88,436
Other liabilities...............................................         51,271
                                                                    -----------         -----------
     TOTAL LIABILITIES..........................................        477,732              74,700
                                                                    ===========         ===========
STOCKHOLDERS' EQUITY (NOTE 7):
     Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,660,535 and 10,535 shares issued and outstanding at
       December 31, 1996 and October 29, 1996, respectively.....   $     36,605        $        105
     Additional Paid in Capital.................................     36,105,699             105,245
                                                                    -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY.................................     36,142,304             105,350
                                                                    ===========         ===========
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................   $ 36,620,036        $    180,050
                                                                    ===========         ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENT OF OPERATIONS

         FOR THE PERIOD FROM OCTOBER 30, 1996 THROUGH DECEMBER 31, 1996

INVESTMENT INCOME:
  Interest income.................................................................  $ 139,529
                                                                                    ---------
OPERATING EXPENSES:
  Advisory Fees...................................................................     81,898
  Administration Fees.............................................................      6,250
  Custody and Accounting Fees.....................................................      3,200
  Professional Fees...............................................................     25,000
  Directors' Fees.................................................................      8,000
  Amortization of organization costs..............................................      2,750
  Other...........................................................................     19,653
                                                                                    ---------
  TOTAL EXPENSES..................................................................    146,751
NET LOSS..........................................................................  $  (7,222)
                                                                                    =========
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS..............................  $  (7,222)
                                                                                    =========
LOSS PER SHARE....................................................................  $  (0.002)
                                                                                    =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.....................................  3,660,535
                                                                                    =========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

         FOR THE PERIOD FROM OCTOBER 30, 1996 THROUGH DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS:.......................  $      (7,222)
  Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operations:
       Purchases of investment securities.....................................  $(653,897,000)
       Maturities of investment securities....................................    653,897,000
       Changes in assets and liabilities:
          Prepaid expenses....................................................       (128,566)
          Unamortized organization costs......................................         17,750
          Advisory fee payable................................................         81,898
          Organization costs payable..........................................          4,212
          Offering costs payable..............................................        177,215
          Payable to related party............................................         88,436
          Other liabilities...................................................         51,271
                                                                                -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES...........................        284,994
                                                                                -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from initial public offering..................................     36,044,176
                                                                                -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES...........................     36,044,176
                                                                                -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD...................  $  36,329,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................             50
                                                                                -------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD..................................  $  36,329,220
                                                                                =============

The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM OCTOBER 30, 1996 THROUGH DECEMBER 31, 1996

                                                                      ADDITIONAL          TOTAL
                                                          COMMON        PAID IN       STOCKHOLDERS'
                                                           STOCK        CAPITAL          EQUITY
                                                          -------     -----------     -------------
BALANCE AT OCTOBER 30, 1996............................   $   105     $   105,245      $    105,350
Net loss...............................................                    (7,222)           (7,222)
Issuance of 3,650,000 shares through initial public
  offering.............................................    36,500      36,007,676        36,044,176
                                                          -------     -----------       -----------
BALANCE AT DECEMBER 31, 1996...........................   $36,605     $36,105,699      $ 36,142,304
                                                          =======     ===========       ===========

See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

     Brantley Capital Corporation (the "Company"), a Maryland corporation, is registered under the Investment Company Act of 1940, as amended (the "1940 Act") as a closed-end, non-diversified investment company which has elected to be treated as a business development company. The Company was organized on August 1, 1996 and commenced operations on December 3, 1996. The Company's investment objective is the realization of long-term capital appreciation in the value of its investments. To achieve this objective, the Company intends to invest primarily in privately placed equities and debt and, to a lesser extent, in post venture small-cap public companies.

     The Company intends to invest in securities classified as "restricted securities" under the Securities Act of 1933. The value of restricted stock investments for which no public market exists cannot be precisely determined. These securities will usually be subject to restrictions on resale or otherwise have no established trading market. The lack of liquidity of these securities may adversely affect the ability of the Company to dispose of them in a timely manner and at a fair price when the Company deems it necessary or advantageous.

     Privately placed securities typically depend significantly on the management talents and efforts of one person or a small group of persons. The loss of the services of one or more of these persons could have a material adverse effect on the portfolio company. In addition, due to their size and sometimes limited product diversity, these companies may be more vulnerable to economic downturns and often require additional capital to expand or compete.

     Post venture small-cap public companies may also display more sensitivity to changes in company, industry and market conditions than more established public companies. Because small-cap public companies often have fewer outstanding shares than larger companies, it may be more difficult for the Company to buy or sell significant amounts of shares without an unfavorable impact on the prevailing prices.

     The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act and therefore, the Company's investments are likely not to be substantially diversified.

2.  SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies in conformity with generally accepted accounting principles followed by the Company in preparation of its financial statements.

  A. Security Valuation

     Privately placed securities are carried at fair value as determined in good faith by or under the direction of the Board of Directors. Generally, the fair value of each security will initially be based primarily upon its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in the general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation.

     Portfolio investments listed on an exchange or traded on the Nasdaq National Market System will be valued at the closing price listed on their respective exchange or system on the date of valuation. Securities traded in the over-the-counter market will be valued on the average of the closing bid and asked prices on the day of valuation.

     Debt securities with 60 days or less remaining to maturity will be valued at amortized cost.

  B. Repurchase Agreements

     The Company may invest in repurchase agreements with institutions which the Company's investment adviser has determined are creditworthy. Each repurchase agreement is recorded at cost. The Company requires that the securities purchased in a repurchase agreement be transferred to the Company's custodian in a manner sufficient to enable the Company to obtain those securities in the event of counter-party default. The seller is required to maintain the value of the securities held at not less than the repurchase price, including interest.

  C. Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. At December 31, 1996 cash and cash equivalents consisted of the following:

      Cash...............................................................   $        54
      United States Treasury Bill 4.79%, 1/02/97.........................    36,329,166
                                                                            -----------
                                                                            $36,329,220
                                                                            ===========

  D. Security Transactions and Related Income

     Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on the accrual basis. Dividends are recorded on the ex-dividend date.

  E. Dividends and Distributions to Stockholders

     The Company intends to make quarterly distributions to its stockholders of substantially all of its investment company taxable income. The Company may choose to distribute net realized long-term capital gains, or to retain such gains to supplement the Company's equity capital and support growth in its portfolio. Income distributions and capital gain distributions are determined in accordance with income tax regulations, which may differ from generally accepted accounting principles.

  F. Federal Income Taxes

     The Company intends to continue to qualify as a regulated investment company by complying with the provisions available to certain investment companies as defined in applicable sections of the Internal Revenue Code, and to make distributions of net investment income and net realized capital gains sufficient to relieve it from all or substantially all federal income taxes.

  G. Organization Costs

     Costs incurred by the Company in connection with its organization have been deferred and are being amortized on a straight line basis over their estimated useful life.

3.  INVESTMENT ADVISORY AGREEMENT

     The Company has entered into an investment advisory agreement (the "Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Adviser") under which the Adviser is entitled to a fee, computed daily and paid monthly, at the annual rate of 2.85% of the average daily net assets of the Company. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as an officer of the Company.

4.  INVESTMENTS

     At December 31, 1996, the cost of investments for federal income tax purposes was the same for financial reporting purposes.

5.  TRANSACTIONS WITH RELATED PARTIES

     The Company is seeking exemptive relief from certain provisions of the 1940 Act to permit the Company to invest in an offering which affiliates of the Adviser already hold an investment in or intend to invest in. Assuming the receipt of a favorable exemptive order from the SEC, the Company anticipates that, subject to certain terms and conditions, current and future affiliates of the Adviser may frequently invest in the same portfolio companies. There can be no assurance that the Company's application for exemptive relief will be granted.

     Certain offering and organization costs were paid by officers of the Company and the Adviser. As of December 31, 1996, the Company owed the officers of the Company and the Adviser $88,436 in connection with these expenditures.

6.  USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions, including the valuation of privately held securities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

7.  STOCKHOLDERS' EQUITY

     The Company is authorized to issue 25,000,000 shares of Common Stock with a par value $0.01 per share. Shares totalling 3,660,535 were issued through the organization and initial public offering of the Company at a per share price of $10.00 per share. The proceeds of the offering were reduced by offering costs of $455,824 before becoming available to the Company for investment.

     Under the Company's Dividend Reinvestment and Cash Purchase Plan (the "Plan"), all cash dividends and cash distributions to stockholders are automatically reinvested unless the stockholder elects to receive their distributions in cash. If the market value per share of the Common Stock on the record date equals or exceeds the net asset value per share of Common Stock on that date, the Company will issue new shares at the net asset value.

     If the net asset value exceeds the market price, shares will be purchased on the open market or in private transactions as soon as is practicable after such date. If before the open market purchases have been completed, the market price exceeds the net asset value, the Company will issue new shares at net asset value to fulfill the purchase requirements.

     On January 15, 1997, the underwriters of the initial offering of the Company's shares, exercised an option to purchase an additional 150,000 shares of Common Stock. The additional shares were issued at $10 per share.

8.  STOCK OPTION PLANS

     Concurrent with the offering, the Company adopted the 1996 Stock Option Plan (the "Plan"), which authorizes the issuance of options to purchase up to 1,175,000 shares of Common Stock to officers and employees of the Company. Upon closing of the offering, options to purchase 350,000 shares of Common Stock of the Company were granted to the Company's executive officers. These options will become exercisable as to one-third of the Option Shares on the first anniversary of the closing of the initial offering of the Company's Common Stock, as to an additional one-third of the Option Shares on the second anniversary of the closing of the offering and as to the remaining one-third on the third anniversary of the closing of the offering. Options granted under the Plan will be exercisable at a price not less than the greater of (i) the current market value on the date of option grant and (ii) the current net asset value of the shares of Common

Stock. No option may be exercised more than 10 years after the date on which it is granted. Market value and NAV on the date of grant was $10.00.

     In addition, the Company has adopted a stock option plan relating to 75,000 shares of Common Stock and providing for option grants solely to the disinterested directors of the Company (the "Director's Plan"), subject to receipt of an order of the Securities and Exchange Commission approving such a plan as fair and reasonable and not overreaching of the Company or its stockholders.

     In order to facilitate the purchase of shares under the Plan or Director's Plan, the Company may make arms-length loans to each plan's participants, under the terms required by Section 57 (j)(2) of the Investment Company Act of 1940. No loans were outstanding as of December 31, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation. The Statement encourages companies to recognize expense for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue the existing accounting method and to not adopt the fair value method. Management has assessed the impact of this pro forma disclosure requirement and determined that it is not material to the operations of the Company in 1996.

9.  FINANCIAL HIGHLIGHTS

     For the period from December 3, 1996* to December 31, 1996:

      Net Asset Value, Beginning of the Period...............................   $ 9.87(C)
      Net Loss...............................................................    (0.00)
      Net Asset Value, End of the Period.....................................   $ 9.87
                                                                                 =====
      Market Value, End of the Period........................................   $10.00
                                                                                 -----
      Total Return, At Market Value**........................................     0.00%
      Total Return, At NAV**.................................................     0.00%

---------------

*  Commencement of operations
** Not annualized
(C)  Net of offering costs of $0.13 per share

10. QUARTERLY DATA

     Financial results by quarter for the period from December 3, 1996 (commencement of operations) through December 31, 1996 are summarized below:

      Total investment income..............................................   $139,529
      Net investment loss..................................................     (7,222)
      Net decrease in net assets from operations...........................     (7,222)
      Per share............................................................   $   0.00

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Brantley Capital Corporation

     We have audited the accompanying balance sheets of Brantley Capital Corporation as of December 31, 1996 and October 29, 1996, the related statements of operations, stockholders' equity and cash flows for the period October 30, 1996 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 1996 and October 29, 1996, and the results of its operations and its cash flows for the period October 30, 1996 to December 31, 1996 in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

March 18, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "ELECTION OF DIRECTORS" on pages 2-5 in the Company's definitive Proxy Statement dated March 27, 1997, for its Annual Meeting of Stockholders to be held April 24, 1997, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "EXECUTIVE COMPENSATION" on pages 6-9 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "STOCK OWNERSHIP OF OFFICERS AND DIRECTORS" on page 5 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Company will pay to the Investment Adviser an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 1996, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $81,898. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director and Michael J. Finn, President and a director of the Company are officers and managers of the Investment Adviser, and together own 100% of the Investment Adviser.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:
   1.  Financial Statements -- The following financial statements of the Company are contained in Item 8 of this Form 10-K:
       Balance Sheets -- December 31, 1996 and October 29, 1996
       Statement of Operations -- For the Period from October 30, 1996 through December 31,
       1996
       Statement of Cash Flows -- For the Period from October 30, 1996 through December 31,
       1996
       Statement of Stockholders' Equity -- For the Period from October 30, 1996 through
       December 31, 1996
       Notes to the Financial Statements
       Report of Independent Auditors
   2.  Financial Statements Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.
   3.  Exhibits -- Reference is made to the Exhibit Index which is found on page 20 of this
       Form 10-K.
  (b)  No reports on Form 8-K were filed by the Company during the quarter ended December 31,
       1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BRANTLEY CAPITAL CORPORATION

                                          By: /s/ ROBERT P. PINKAS,

                                            ------------------------------------
                                            Robert P. Pinkas,
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and Treasurer

                                          Date: March 27, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                               TITLE                        DATE
------------------------------------- ------------------------------------- ------------------

        /s/ ROBERT P. PINKAS          Chairman of the Board, Chief              March 27, 1997
-------------------------------------   Executive Officer, Treasurer and
          Robert P. Pinkas              Director (principal executive
                                        officer and principal accounting
                                        officer)

        /s/ TAB A. KEPLINGER          Vice President and Chief Financial        March 27, 1997
-------------------------------------   Officer (principal financial
          Tab A. Keplinger              officer)

         /s/ MICHAEL J. FINN          President and Director                    March 27, 1997
-------------------------------------
           Michael J. Finn

        /s/ L. PATRICK BALES          Director                                  March 27, 1997
-------------------------------------
          L. Patrick Bales

        /s/ BENJAMIN F. BRYAN         Director                                  March 27, 1997
-------------------------------------
          Benjamin F. Bryan

         /s/ RICHARD MOODIE           Director                                  March 27, 1997
-------------------------------------
           Richard Moodie

                                 EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

EXHIBIT 3  Articles of Incorporation and By-laws

       (1) Articles of Incorporation and Articles of Amendment and Restatement of the Charter of the Company (Exhibit 2.a.1 to the Company's Registration Statement on Form N-2 (Reg. No. 333-10785) filed on August 23, 1996 (the "Registration Statement") and Exhibit 2.a.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibits are incorporated herein by reference)

       (2) By-laws of the Company (Exhibit 2.b.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

EXHIBIT 4 Form of Share Certificate (Exhibit 2.d to Amendment No. 1 to the Registration Statement filed on October 30, 1996, which exhibit is incorporated herein by reference).

EXHIBIT 10  Material Contracts

       (1) Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

       (2) Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

       (3) Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

       (4) Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which Exhibit is incorporated herein by reference)

       (5) Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

       (6) Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

       (7) Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

       (8) Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

EXHIBIT 23  Consents of Experts and Counsel

       *(1) Consent of Ernst & Young, L.L.P.

EXHIBIT 27  Financial Data Schedule