Form 10-Q
period 1997-03-31
BRANTLEY CAPITAL CORP
filed 1997-05-08
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997
COMMISSION FILE NUMBER:  814-00127

                          BRANTLEY CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                                  34-1838462
   -------------------------------       ---------------------------------------
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION

           20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122 (Address of principal executive offices including zip code)

                                 (216) 283-4800
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares of common stock outstanding as of May 6, 1997 was 3,810,535.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                                       March 31,
                  ASSETS                                                 1997                     December 31,
                                                                      (Unaudited)                     1996
                                                                      -----------                  -----------

Cash and cash equivalents (Note 2)                                      $38,016,899                $36,329,220
Prepaid expenses                                                             98,341                    128,566
Unamortized organization costs                                              156,240                    162,250
                                                                        -----------                -----------
         TOTAL ASSETS                                                   $38,271,480                $36,620,036
                                                                        ===========                ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Advisory fee payable                                                    $   263,860                $    81,898
Organization costs payable                                                   56,438                     78,912
Offering costs payable                                                      151,800                    177,215
Payable to related party (Note 3)                                               ---                     88,436
Other liabilities                                                            94,322                     51,271
                                                                        -----------                -----------
         TOTAL LIABILITIES                                              $   566,420                $   477,732
                                                                        ===========                ===========
STOCKHOLDERS' EQUITY (NOTE 4):
  Common Stock, $0.01 par value;
   25,000,000 shares authorized and
   3,810,535 and 3,660,535 shares issued
   and outstanding at March 31, 1997 and
   December 31, 1996, respectively.                                     $    38,105                $    36,605
  Additional Paid in Capital                                             37,604,199                 36,105,699
  Undistributed Net Income                                                   62,756                    ---
                                                                        -----------                -----------
         TOTAL STOCKHOLDERS' EQUITY                                      37,705,060                 36,142,304
                                                                        ===========                ===========

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $38,271,480                $36,620,036
                                                                        ===========                ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

INVESTMENT INCOME:
         Interest income                               $  451,588
                                                       ----------
OPERATING EXPENSES:
         Advisory Fees                                    263,860
         Administration Fees                               19,726
         Custody and Accounting Fees                        9,863
         Professional Fees                                 25,891
         Directors' Fees                                    9,247
         Amortization of Organization Costs                 8,278
         Other                                             51,967
                                                       ----------

         TOTAL EXPENSES                                   388,832
                                                       ----------

NET INCOME                                             $   62,756
                                                       ==========

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS   $   62,756
                                                       ==========

INCOME PER SHARE                                       $    0.017
                                                       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           3,785,535
                                                       ==========




See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
         NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:                $        62,756

         Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operations:

                  Purchases of investment securities                          $(2,258,854,000)
                  Maturities of investment securities                           2,258,854,000
                  Changes in assets and liabilities:
                            Prepaid expenses                                           30,225
                            Unamortized organization costs                              8,278
                            Advisory fee payable                                      181,962
                            Organization costs payable                                (24,742)
                            Offering costs payable                                    (25,415)
                            Payable to related party                                  (88,436)
                            Other liabilities                                          43,051
                                                                              ---------------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES         $       187,679
                                                                              ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from shares issued subsequent
                  to initial public offering                                  $     1,500,000

                            NET CASH PROVIDED BY FINANCING ACTIVITIES         $     1,500,000
                                                                              ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                   $     1,687,679
                                                                              ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                $    36,329,220
                                                                              ---------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                  $    38,016,899
                                                                              ===============



The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                                                   ADDITIONAL           TOTAL
                                               UNDISTRIBUTED        COMMON           PAID IN        STOCKHOLDERS'
                                                NET INCOME           STOCK           CAPITAL           EQUITY
                                                ----------           -----           -------           ------

Balance at December 31, 1996                                         $36,605       $36,105,699       $36,142,304
Net income                                         $62,756                                                62,756
Issuance of 150,000 shares
  subsequent to initial public
  offering                                                             1,500         1,498,500         1,500,000
                                                   -------           -------       -----------       -----------
Balance at March 31, 1997                          $62,756           $38,105       $37,604,199       $37,705,060
                                                   =======           =======       ===========       ===========



See accompanying notes to the financial statements.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         The interim financial statements have been prepared by Brantley Capital Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 1996 Annual Report filed on Form 10-K dated March 27, 1997.

         The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1997, the results of its operations for the three month period ended March 31, 1997, and its cash flows for the three month period ended March 31, 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

2.       CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date.

         Cash and cash equivalents consisted of the following:

                                                           March 31,            December 31,
                                                             1997                   1996
                                                        ---------------         --------------
         Cash                                           $           116         $           54
         United States Treasury Bill
         5.15%, 4/17/97                                      38,016,783
         4.79%, 1/02/97                                                             36,329,166
                                                        ---------------         --------------
                                                        $    38,016,899         $   36,329,220
                                                        ===============         ==============

3.       TRANSACTIONS WITH RELATED PARTIES

         The Company is seeking exemptive relief from certain provisions of the 1940 Act to permit the Company to invest in an offering which affiliates of Brantley Capital Management, L.L.C. (the "Adviser") already hold an investment in or intend to invest in. Assuming the receipt of a favorable exemptive order from the SEC, the Company anticipates that it may, subject to certain terms and

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) conditions, frequently invest in the same portfolio companies as current and future affiliates of the Adviser. There can be no assurance that the Company's application for exemptive relief will be granted. Certain offering and organization costs were paid by officers of the Company and the Adviser. As of March 31, 1997 and December 31, 1996 the Company owned the officers of the Company and the Adviser $0 and $88,436, respectively, in connection with these expenditures.

4.       STOCKHOLDERS' EQUITY

         On January 15, 1997, the Company, through the exercise of an over-allotment option in its initial public offering, issued an additional 150,000 shares at $10 per share.

5.       FINANCIAL HIGHLIGHTS

                                                                                            December 3, 1996*
                                                                 Quarter Ended                   through
                                                                March 31, 1997              December 31, 1996
                                                                --------------              -----------------
         Net Asset Value, Beginning of                             $  9.87                        $ 9.87(C)
         the Period

         Net Income (Loss)                                            0.02                         (0.00)#

         Issuance of Shares Subsequent to
         Initial Public Offering at $10 per Share                     0.01                           ---
                                                                   -------                        ------
         Net Asset Value, End of the Period                        $  9.90                        $ 9.87
                                                                   =======                        ======
         Market Value, End of the Period                           $  8.88                        $10.00
                                                                   =======                        ======
         Total Return, At Market Value**                            (11.20)%                        0.00%

         Total Return, At NAV**                                        .30%                         0.00%

         *    Commencement of operations
         **   Not annualized
         (C)  Net of offering costs of $0.13 per share
         #    Less than $0.01 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

         The Company began operations upon the completion of an initial public offering on December 3, 1996. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in the equity and equity-linked debt securities of private companies. In addition, the Company intends to invest a portion of its assets in post-venture small-cap public companies. Due to the Company's limited operating history, the Company's financial performance at March 31, 1997 is primarily composed of "Net Income," which is the difference between the Company's income from interest on short-term investments and its total operating expenses.

         During the quarter ended March 31, 1997, interest on short-term investments was $451,588. The significant components of total operating expenses were fees to the Company's investment adviser, Brantley Capital Management, L.L.C. (the "Investment Adviser") and professional fees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1997.

         At March 31, 1997, the Company had $38,016,899 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis, pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At March 31, 1997, $38,016,899 was primarily invested in a United States Treasury Security.

         At March 31, 1997, the Company had stockholders' equity of $37,705,060, resulting in a net asset value per share of $9.90.

         Since the Company's initial public offering, in late 1996, management had been evaluating potential post-venture small-cap public investments. On April 7, 1997, the Company began investing in 20 small-cap, public companies. At April 22, 1997, the cost of the small-cap investments made was approximately $8,000,000 and their aggregate market value was approximately $7,800,000. Management believes that the companies in which the Company has invested have potential for long-term growth in sales and earnings.

         On March 6, 1997 the Company filed an application with the Securities and Exchange Commission seeking an exemptive order, which, if granted, would permit the Company to co-invest with certain venture capital equity partnerships. the Company's investment advisor is related to a sponsor of approximately $100 million of venture capital private equity partnerships. Because of this relationship, the Company is currently being presented with excellent later stage venture capital investment opportunities in companies that have already demonstrated profitability. When, and if, the exemptive relief is granted, the Company expects to take advantage of these opportunities.

         On April 21, 1997, the Company entered into an investment led by National City Capital Corporation to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc., which if drawn upon, would be used to finance an acquisition. Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market, with 1996 sales of $80 million. The terms of the note payable to the Company call for a 12% interest rate per annum during the first year and 14% per annum thereafter on the utilized portion of the facility with a final maturity five years from the closing. Waterlink has the option of drawing down on the facility at its discretion. In connection with its commitment to provide this facility, the Company received warrants to purchase 26,250 shares of Waterlink common stock at an exercise price of $4.50 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BRANTLEY CAPITAL CORPORATION

Date:  May 7, 1997                By: /s/ Robert P. Pinkas
                                     --------------------------------
                                        Robert P. Pinkas
                                        Chief Executive Officer


Date:  May 7, 1997                By: /s/ Tab A. Keplinger
                                     --------------------------------
                                        Tab A. Keplinger
                                        Chief Financial Officer

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.     LEGAL PROCEEDINGS.
------------------------------

            None.

ITEM 2.     CHANGES IN SECURITIES.
----------------------------------

            Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
--------------------------------------------

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
----------------------------------------------------------------

            Not Applicable.

ITEM 5.     OTHER INFORMATION.
------------------------------

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
---------------------------------------------

            (a) The following Exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following index:

                                  EXHIBIT INDEX

         The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

EXHIBIT 3     Articles of Incorporation and By-laws

         (1) Articles of Incorporation and Articles of Amendment and Restatement of the Charter of the Company (Exhibit 2.a.1 to the Company's Registration Statement on Form N-2 (Reg. No. 333- 10785) filed on August 23, 1996 (the "Registration Statement") and
              Exhibit 2.a.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibits are incorporated herein by reference)

         (2) By-laws of the Company (Exhibit 2.b.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

EXHIBIT 4 Form of Share Certificate (Exhibit 2.d to Amendment No. 1 to the Registration Statement filed on October 30, 1996, which exhibit is incorporated herein by reference)

EXHIBIT 10    Material Contracts

         (1) Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

         (2) Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated by reference)

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

EXHIBIT 27*   Financial Data Schedule

                               REPORTS ON FORM 8-K
                               -------------------

None