Form 10-Q
period 1997-06-30
BRANTLEY CAPITAL CORP
filed 1997-08-13
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1997            COMMISSION FILE NUMBER: 914-00127

                          BRANTLEY CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    MARYLAND
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1838462
             ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

           20600 CHAGRIN BOULEVARD, SUITE 1150, CLEVELAND, OHIO 44122 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (216) 283-4800
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of June 30, 1997 was 3,810,535.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                                     JUNE 30,       DECEMBER 31,
                                                                       1997             1996
                                                                    -----------     ------------
                                                                    (UNAUDITED)
          ASSETS
Investments, at market (identified cost $9,022,055)...............  $10,934,801      $        --
Cash and cash equivalents (Note 2)................................   28,812,361       36,329,220
Dividends and interest receivable.................................       36,541               --
Prepaid expenses..................................................       62,755          128,566
Unamortized organization costs....................................      179,443          162,250
Other assets......................................................        4,543               --
                                                                    -----------      -----------
          TOTAL ASSETS............................................  $40,030,444      $36,620,036
                                                                    ===========      ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Advisory fee payable..............................................  $   266,383      $    81,898
Organization costs payable........................................       46,048           78,912
Offering costs payable............................................      150,840          177,215
Payable to related party (Note 3).................................           --           88,436
Other liabilities.................................................       80,217           51,271
                                                                    -----------      -----------
          TOTAL LIABILITIES.......................................  $   543,488      $   477,732
                                                                    ===========      ===========
STOCKHOLDERS' EQUITY (NOTE 4):
  Common Stock, $0.01 par value; 25,000,000 shares authorized and
     3,810,535 and 3,660,535 shares issued and outstanding at June
     30, 1997 and December 31, 1996, respectively.................  $    38,105      $    36,605
  Additional Paid in Capital......................................   37,611,421       36,112,921
  Retained Earnings (Deficit).....................................    1,837,430           (7,222)
                                                                    -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY..............................  $39,486,956      $36,142,304
                                                                    ===========      ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................  $40,030,444      $36,620,036
                                                                    ===========      ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30, 1997         JUNE 30, 1997
                                                            ------------------     ----------------
INVESTMENT INCOME:
  Dividend and interest income............................      $  406,273            $  857,861
                                                                ----------            ----------
OPERATING EXPENSES:
  Advisory Fees...........................................         270,182               534,042
  Administration Fees.....................................          19,946                39,672
  Custody and Accounting Fees.............................           9,972                19,835
  Professional Fees.......................................          31,264                57,155
  Directors' Fees.........................................           9,349                18,596
  Amortization of organization costs......................           8,335                16,613
  Other...................................................          49,761               101,728
                                                                ----------            ----------
  TOTAL EXPENSES..........................................         398,809               787,641
                                                                ----------            ----------
NET INVESTMENT INCOME.....................................           7,464                70,220
                                                                ----------            ----------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT
  TRANSACTIONS
     Net realized loss from investment transactions.......        (100,209)             (100,209)
     Net unrealized appreciation during the period on
       investment transactions............................       1,912,746             1,912,746
                                                                ----------            ----------
NET GAIN ON INVESTMENT TRANSACTIONS.......................       1,812,537             1,812,537
                                                                ----------            ----------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS......      $1,820,001            $1,882,757
                                                                ==========            ==========
EARNINGS PER SHARE........................................      $     0.48            $     0.49
                                                                ==========            ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.............       3,810,535             3,798,172
                                                                ==========            ==========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 1997

                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:..........................  $ 1,882,757
                                                                                 -----------
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operations:
     Purchases of long term investment securities..............................   (9,568,770)
     Sales of long term investment securities..................................      446,506
     Changes in assets and liabilities:
     Dividends and interest receivable.........................................      (36,541)
     Prepaid expenses..........................................................        4,065
     Unamortized organization costs............................................      (33,805)
     Other assets..............................................................       (4,543)
     Advisory fee payable......................................................      184,485
     Organization costs payable................................................      (32,864)
     Offering costs payable....................................................      (26,375)
     Payable to related party..................................................      (88,436)
     Other liabilities.........................................................       28,946
Non-cash items included in net increase in net assets resulting from operations:
     Depreciation and amortization.............................................       78,358
     Net realized loss from investment transactions............................      100,209
     Change in unrealized appreciation on investment transactions..............   (1,912,746)
                                                                                 -----------
     NET CASH USED FOR OPERATING ACTIVITIES....................................  (10,861,511)
                                                                                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shares issued subsequent to initial public offering.........    1,500,000
     Distributions from net investment income..................................      (38,105)
                                                                                 -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.................................    1,461,895
                                                                                 -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD....................   (7,516,859)
                                                                                 -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................   36,329,220
                                                                                 -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD...................................  $28,812,361
                                                                                 ===========

The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997

                                  (UNAUDITED)

                                            RETAINED      ADDITIONAL       TOTAL
                                            EARNINGS        COMMON        PAID IN       STOCKHOLDERS'
                                            (DEFICIT)       STOCK         CAPITAL         EQUITY
                                            ---------     ----------     ----------     ----------
Balance At December 31, 1996..............  $   (7,222)    $ 36,605      $36,112,921    $36,142,304
Net increase in net assets from
  operations..............................   1,882,757                                    1,882,757
Distributions from net investment
  income..................................     (38,105)                                     (38,105)
Issuance of 150,000 shares subsequent to
  initial public offering.................                    1,500        1,498,500      1,500,000
                                            ----------     --------      -----------    -----------
Balance at June 30, 1997..................  $1,837,430     $ 38,105      $37,611,421    $39,486,956
                                            ==========     ========      ===========    ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

     The interim financial statements have been prepared by Brantley Capital Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 1996 Annual Report filed on Form 10-K dated March 27, 1997.

     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations for the three-month period ended June 30, 1997, the results of its operations for the six-month period ended June 30, 1997, and its cash flows for the six-month period ended June 30, 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

2.  CASH AND CASH EQUIVALENTS

     Cash equivalents consisted of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

                                                                     JUNE 30,       DECEMBER 31,
                                                                       1997             1996
                                                                    -----------     ------------
                                                                                     (AUDITED)
Cash..............................................................  $     1,565     $         54
United States Treasury Bill
  4.5%, 7/3/97....................................................   28,810,796
  4.79%, 1/02/97..................................................                    36,329,166
                                                                    -----------      -----------
                                                                    $28,812,361     $ 36,329,220
                                                                    ===========      ===========

3.  TRANSACTIONS WITH RELATED PARTIES

     The Company is seeking exemptive relief from certain provisions of the 1940 Act to permit the Company to invest in securities of an issuer in which affiliates of Brantley Capital Management, L.L.C. (the "Adviser") already hold an investment or intend to invest. Assuming the receipt of a favorable exemptive order from the SEC, the Company anticipates that it may, subject to certain terms and conditions, frequently invest in the same portfolio companies as current and future affiliates of the Adviser. There can be no assurance that the Company's application for exemptive relief will be granted. Certain offering and organization costs were paid by officers of the Company and the Adviser. As of June 30, 1997 and December 31, 1996, the Company owed the officers of the Company and the Adviser $0 and $88,436, respectively, in connection with these expenditures.

4.  STOCKHOLDERS' EQUITY

     On January 15, 1997, the Company, through an over-allotment option in its initial public offering, issued an additional 150,000 shares at $10 per share.

                          BRANTLEY CAPITAL CORPORATION

5.  FINANCIAL HIGHLIGHTS

                                                                                      DECEMBER 3,
                                                                   SIX MONTHS            1996*
                                                                      ENDED             THROUGH
                                                                    JUNE 30,          DECEMBER 31,
                                                                      1997                1996
                                                                  -------------     ----------------
                                                                                       (AUDITED)
Net Asset Value, Beginning of the Period........................     $  9.87             $ 9.87(a)
Net Increase In Net Assets Resulting From Operations(b).........        0.49              (0.00)#
Distributions From Net Investment Income........................       (0.01)                --
Issuance of Shares Subsequent to Initial Public Offering at $10
  per Share.....................................................        0.01                 --
                                                                      ------             ------
Net Asset Value, End of the Period..............................     $ 10.36             $ 9.87
                                                                      ======             ======
Market Value, End of the Period.................................     $  9.50             $10.00
                                                                      ======             ======
Total Return, At Market Value**(c)..............................       (4.90)%             0.00%
Total Return, At NAV**(c).......................................        5.07%              0.00%

---------------

 *  Commencement of operations

**  Not annualized

(a) Net of offering costs of $0.13 per share

(b) Based on average shares outstanding

(c) Total returns assume reinvestment of all dividends and capital gains and past performance is not indicative of future results

 #  Less than $0.01 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

     The Company began operations upon the completion of an initial public offering on December 3, 1996. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in the equity and equity-linked debt securities of private companies. In addition, the Company can invest a portion of its assets in post-venture, small-cap public companies.

     During the quarter and six months ended June 30, 1997, the Company was primarily invested in short-term securities pending the completion of equity and equity-linked debt securities transactions that meet the investment objectives of the Company. Interest on short-term investments was $406,273 and $857,861, respectively, for the quarter and six months ended June 30, 1997. The significant components of total operating expenses were fees to Brantley Capital Management, L.L.C., the Company's investment adviser (the "Investment Adviser") and other professional fees.

     During the quarter ended June 30, 1997, the Company committed $11.35 million to equity and equity-linked debt security investments. These investments resulted in net realized and unrealized gains on investment transactions of $1,812,537.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1997.

     At June 30, 1997, the Company had $28,812,361 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At June 30, 1997, the $28,812,361 was primarily invested in a United States Treasury Bill.

     At June 30, 1997, the Company had stockholders' equity of $39,486,956, resulting in a net asset value per share of $10.36, which represents an increase of 4.96% since December 31, 1996.

     During the quarter ended June 30, 1997, the Company committed $11.35 million to equity and equity-linked debt security investments. At June 30, 1997, the cost of these investments made to date was approximately $9,022,055 and their market value was approximately $10,934,801. Management believes the companies included in its investment portfolio have significant potential for long-term growth in sales and earnings.

     Committments to purchase equity and equity-linked debt security investments representing more than 3% of the total assets of the Company at June 30, 1997 were comprised of the following two (2) transactions:

     On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc., the Company received warrants to purchase 26,250 shares of Waterlink common stock at an exercise price of $4.50 per share. Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. The subordinated note facility was entered into to enable Waterlink to draw down, in its discretion, subordinated debt to help finance a recent acquisition, and provided for the issuance of notes at a 12% interest rate per annum during the first year and 14% per annum thereafter on the utilized portion of the facility, if any, with a final maturity five (5) years from the closing. On June 27, 1997, Waterlink completed its initial public offering of common stock. As a result, Waterlink sold 4,500,000 shares at an $11.00 per share price. Following Waterlink's initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. At June 30, 1997, the market price of Waterlink common stock (NYSE: WLK) closed at $13 1/8.

     On May 27, 1997, the Company entered into a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds was used for a management buy-out of the company from its previous owners, The Time Warner Music Group (a 100% wholly-owned subsidiary of Time Warner, Inc.), and the remainder will be used for future acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and is currently at a $100 million annual sales rate level. The Company has committed to purchase approximately 787,500 shares of Class A Convertible Preferred Stock at $1.71 per share. The terms of the Preferred Stock provide for a 10% dividend, payable quarterly. The Company's commitment is subject to its receipt of a favorable exemptive order from the Securities and Exchange Commission (the "SEC"), as more particularly described below.

     Since June 30, 1997, the Company completed the following equity and equity-linked debt security investment commitment representing more than 3% of the total assets of the Company at June 30, 1997:

     On July 17, 1997, the Company entered into a $2.1 million commitment to invest with Brantley Venture Partners III, L.P. in a $6.0 million preferred stock issue for Corporate Wings, Inc. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction will be used to continue Corporate Wings' acquisition strategy. Corporate Wings is a $40 million company that has been in business since 1978. The Company has committed to purchase approximately 644,000 shares of Class A Convertible Preferred Stock at $3.26 per share. The terms of the Convertible Preferred Stock provide for an 8% annual dividend, payable quarterly. The Company's commitment is subject to its receipt of a favorable exemptive order from the SEC, as more particularly described below.

     Brantley Venture Partners II, L.P., and Brantley Venture Partners III, L.P. (collectively, the "Partnerships") hold, in the aggregate, approximately $115 million of venture capital private equity investments. The Partnerships are related to the Investment Adviser, in a manner that requires that SEC relief from certain provisions of the Investment Company Act of 1940, as amended, be obtained in order to permit, under certain circumstances, the Company, the Investment Adviser and the Partnerships to invest in the same portfolio companies. As a result, the Company and the Partnerships filed an application on March 6, 1997 with the SEC seeking an exemptive order, which, if granted, would permit the Company, under certain circumstances, to invest in securities of issuers in which one of the Partnerships has previously invested or intends to invest. Based upon comments received from the SEC and related discussions, the Company is currently working to complete the necessary steps in its attempt to obtain an exemptive order in substantially the form requested. The Company's investment commitments described above with respect to Fitness Quest and Corporate Wings are subject to the granting of the exemptive order, on substantially the terms requested, within 150 days and 180 days, respectively, of the dates these transactions closed.

                          PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual Meeting held April 24, 1997.

     (b) The following director was elected at the Annual Meeting:

          Richard Moodie

     The following directors were not up for election at the Annual Meeting and their respective terms in office continued after the Annual Meeting:

       L. Patrick Bales
        Benjamin F. Bryan
        Robert P. Pinkas
        Michael J. Finn

     (c) The election of directors was voted upon at the Annual Meeting. The number of votes cast for, against or withheld, with respect to the election of Mr. Richard Moodie was 3,722,055 votes for, 0 votes against, and 27,680 votes withheld.

     The ratification of selection of Ernst & Young LLP as the Company's auditor was voted upon at the Annual Meeting. The number of votes cast for, against or withheld with respect to the ratification of selection of Ernst & Young LLP as the Company's auditor was 3,720,935 votes for, 16,900 votes against, and 11,900 votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

       Reference is made to the Exhibit Index that is found on page 12 of this Form 10-Q.

     b. Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BRANTLEY CAPITAL CORPORATION

Date: August 13, 1997                          By: /s/ Robert P. Pinkas
                                                   -------------------------------------------
                                                   Robert P. Pinkas
                                                   Chief Executive Officer

Date: August 13, 1997                          By: /s/ Tab A. Keplinger
                                                   -------------------------------------------
                                                   Tab A. Keplinger
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

   EXHIBIT 3  Articles of Incorporation and By-laws
         (1)  Articles of Incorporation and Articles of Amendment and Restatement of the
              Charter of the Company (Exhibit 2.a.1 to the Company's Registration Statement on
              Form N-2 (Reg. No. 333-10785) filed on August 23, 1996 (the "Registration
              Statement") and Exhibit 2.a.2 to Amendment No. 2 to the Registration Statement
              filed on November 22, 1996, which exhibits are incorporated herein by reference)
         (2)  By-laws of the Company (Exhibit 2.b.2 to Amendment No. 2 to the Registration
              Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
   EXHIBIT 4  Form of Share Certificate (Exhibit 2.d to Amendment No. I to the Registration
              Statement filed on October 30, 1996, which exhibit is incorporated herein by reference).
  EXHIBIT 10  Material Contracts
         (1)  Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to
              the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
         (2)  Form of Investment Advisory Agreement between the Company and the Investment
              Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on
              November 26, 1996, which exhibit is incorporated herein by reference)
         (3)  Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to
              the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (4)  Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to
              Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (5)  Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration
              Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (6)  Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to
              Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (7)  Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the
              Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (8)  Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to
              Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
 EXHIBIT 27*  Financial Data Schedule