Form 10-Q
period 1997-09-30
BRANTLEY CAPITAL CORP
filed 1997-11-13
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1997       COMMISSION FILE NUMBER: 814-00127

                          BRANTLEY CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    MARYLAND
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1838462
             ------------------------------------------------------
                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of September 30, 1997 was 3,810,535.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                                        1997          DECEMBER 31,
                                                                     (UNAUDITED)          1996
                                                                    -------------     ------------
          ASSETS
Investments, at market (identified cost $8,386,242 September 30,
  1997 and $0 at December 31, 1996, respectively).................   $ 10,883,525     $         --
Cash and cash equivalents (Note 2)................................     31,414,827       36,329,220
Dividends and interest receivable.................................            646               --
Prepaid expenses..................................................         80,171          128,566
Unamortized organization costs....................................        172,880          162,250
Other assets......................................................          4,543               --
                                                                      -----------      -----------
          TOTAL ASSETS............................................  4$2,556,592...    $ 36,620,036
                                                                      ===========      ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Payable for investments purchased.................................  1$,500,100....    $         --
Advisory fee payable..............................................        288,098           81,898
Organization costs payable........................................         44,297           78,912
Offering costs payable............................................        150,490          177,215
Payable to related party (Note 3).................................             --           88,436
Other liabilities.................................................        105,810           51,271
                                                                      -----------      -----------
          TOTAL LIABILITIES.......................................   $  2,088,795     $    477,732
                                                                      ===========      ===========
STOCKHOLDERS' EQUITY (NOTE 4):
  Common Stock, $0.01 par value; 25,000,000 shares authorized and
     3,810,535 and 3,660,535 shares issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively.......   $     38,105     $     36,605
  Additional Paid in Capital......................................     37,611,421       36,112,921
  Retained Earnings (Deficit).....................................      2,818,271           (7,222)
                                                                      -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY..............................   $ 40,467,797     $ 36,142,304
                                                                      ===========      ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................   $ 42,556,592     $ 36,620,036
                                                                      ===========      ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                           THREE MONTHS ENDED       SEPTEMBER 30,
                                                           SEPTEMBER 30, 1997           1997
                                                           ------------------     -----------------
INVESTMENT INCOME:
  Dividend and interest income...........................     $    409,442           $ 1,267,303
                                                                ----------            ----------
OPERATING EXPENSES:
  Advisory Fees..........................................          311,600               845,642
  Administration Fees....................................           20,164                59,836
  Custody and Accounting Fees............................           10,083                29,918
  Professional Fees......................................           66,402               123,557
  Directors' Fees........................................            9,452                28,048
  Amortization of organization costs.....................            8,427                25,040
  Other..................................................           73,796               175,524
                                                                ----------            ----------
  TOTAL EXPENSES.........................................          499,924             1,287,565
                                                                ----------            ----------
NET INVESTMENT LOSS......................................          (90,482)              (20,262)
                                                                ----------            ----------
REALIZED AND UNREALIZED GAIN ON INVESTMENT TRANSACTIONS:
     Net realized gain from investment transactions......          511,681               411,472
     Net unrealized appreciation during the period on
       investment transactions...........................          584,537             2,497,283
                                                                ----------            ----------
NET GAIN ON INVESTMENT TRANSACTIONS......................        1,096,218             2,908,755
                                                                ----------            ----------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS.....     $  1,005,736           $ 2,888,493
                                                                ==========            ==========
EARNINGS PER SHARE.......................................     $       0.27           $      0.76
                                                                ==========            ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING............        3,810,535             3,802,293
                                                                ==========            ==========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:........................  $  2,888,493
  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operations:
       Purchases of long term investment securities............................   (13,070,554)
       Sales of long term investment securities................................     5,096,228
       Net realized gain from investment transactions..........................      (411,472)
       Changes in assets and liabilities:
          Dividends and interest receivable....................................          (646)
          Prepaid expenses.....................................................       (44,734)
          Unamortized organization costs.......................................       (35,670)
          Other assets.........................................................        (4,543)
          Payable for investments purchased....................................     1,500,100
          Advisory fee payable.................................................       206,200
          Organization costs payable...........................................       (34,615)
          Offering costs payable...............................................       (26,725)
          Payable to related party.............................................       (88,436)
          Other liabilities....................................................        54,539
       Non-cash items included in net increase in net assets resulting from operations:
          Depreciation and amortization........................................       117,725
          Change in unrealized appreciation on investment transactions.........    (2,497,283)
                                                                                 ------------
          NET CASH USED FOR OPERATING ACTIVITIES...............................    (6,351,393)
                                                                                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shares issued subsequent to initial public offering.......     1,500,000
       Distributions from net investment income................................       (63,000)
          NET CASH PROVIDED BY FINANCING ACTIVITIES............................     1,437,000
                                                                                 ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD....................    (4,914,393)
                                                                                 ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................    36,329,220
                                                                                 ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD...................................  $ 31,414,827
                                                                                 ------------

     The Company paid no interest or federal income tax during the period.

     See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

                                             RETAINED                  ADDITIONAL          TOTAL
                                             EARNINGS      COMMON        PAID IN       STOCKHOLDERS'
                                            (DEFICIT)       STOCK        CAPITAL          EQUITY
                                            ----------     -------     -----------     -------------
Balance At December 31, 1996..............  $   (7,222)    $36,605     $36,112,921      $ 36,142,304
Net increase in net assets from
  operations..............................   2,888,493                                     2,888,493
Distributions from net investment
  income..................................     (63,000)                                      (63,000)
Issuance of 1,500,000 shares subsequent to
  initial public offering.................                   1,500       1,498,500         1,500,000
                                            ----------     -------     -----------       -----------
Balance at September 30, 1997.............  $2,818,271     $38,105     $37,611,421      $ 40,467,797
                                            ==========     =======     ===========       ===========

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

        The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the three month period ended September 30, 1997, the results of its operations for the nine month period ended September 30, 1997, and its cash flows for the nine month period ended September 30, 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

2. CASH AND CASH EQUIVALENTS

        Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

                                                                                      DECEMBER 31,
                                                                    SEPTEMBER 30,         1996
                                                                        1997           (AUDITED)
                                                                    -------------     ------------
   Cash...........................................................   $  1,500,767     $         54
   United States Treasury Bill
     4.00%, 10/16/97..............................................     29,914,060
     4.79%, 1/02/97...............................................                      36,329,166
                                                                      -----------      -----------
                                                                     $ 31,414,827     $ 36,329,220
                                                                      ===========      ===========

3. TRANSACTIONS WITH RELATED PARTIES

        The Company is seeking exemptive relief from certain provisions of the Investment Company Act of 1940 to permit the Company to invest in companies in which affiliates of Brantley Capital Management, L.L.C. (the "Investment Adviser") also intend to invest. Assuming the receipt of a favorable exemptive order from the SEC, the Company anticipates that it may, subject to certain terms and conditions, frequently invest in the same portfolio companies as current and future affiliates of the Investment Adviser. The staff of the SEC has informed the Company that they have concluded their review of the Company's application for exemptive relief and a notice of the application has been published in the Federal Register. Upon the expiration of a required notice period, an order granting the request will be issued by the SEC, unless an interested person requests, and the SEC grants, a hearing regarding the application. There can be no assurance that the Company's application for exemptive relief will be granted.

        Certain offering and organization costs were paid by officers of the Company and the Investment Adviser. As of September 30, 1997 and December 31, 1996, the Company owed the officers of the Company and the Investment Adviser $0 and $88,436, respectively, in connection with these expenditures.

4. STOCKHOLDERS' EQUITY

        On January 15, 1997, the Company, through an over-allotment option in its initial public offering, issued an additional 150,000 shares at $10 per share.

                          BRANTLEY CAPITAL CORPORATION

5. FINANCIAL HIGHLIGHTS

                                                                                    DECEMBER 3, 1996*
                                                                 NINE MONTHS             THROUGH
                                                                    ENDED           DECEMBER 31, 1996
                                                              SEPTEMBER 30, 1997        (AUDITED)
                                                              ------------------    -----------------
   Net Asset Value, Beginning of the Period.................        $ 9.87               $  9.87(a)
   Net Increase In Net Assets Resulting From Operations
     (b)....................................................          0.76                  0.00(c)
   Distributions From Net Investment Income.................         (0.02)                   --
   Issuance of Shares Subsequent to Initial Public Offering
     at $10 per Share.......................................          0.01                    --
                                                                    ------                ------
   Net Asset Value, End of the Period.......................        $10.62               $  9.87
                                                                    ======                ======
   Market Value, End of the Period..........................        $ 9.25               $ 10.00
                                                                    ======                ======
   Total Return, At Market Value (d)........................         (7.35)%                0.00%
   Total Return, At NAV (d).................................          7.78%                 0.00%

---------------

   * Commencement of operations

   (a) Net of offering costs of $0.13 per share

   (b) Calculated based on average shares outstanding

   (c) Less than $0.01 per share

   (d) Assumes investment at market value or net asset value as applicable, at the beginning of the period, reinvestment of all dividends and distributions, and a complete redemption of the investment at market value or net asset value as applicable at the end of the period. Total investment return for a period of less than one year is not annualized. Past performance results shown in this report should not be considered a representation of future performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Brantley Capital Corporation ( the "Company") is a closed end, non-diversified investment company that has elected to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company was formed to invest primarily in the equity and equity-linked debt securities of private companies. The Company's investment objective is the realization of long-term appreciation in the value of its investments. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

     The Company began operations upon the completion of an initial public offering on December 3, 1996. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in the equity and equity-linked debt securities of private companies. In addition, the Company can invest a portion of its assets in post-venture small-cap public companies.

     Pending the completion of equity and equity-linked debt securities that meet the Company's investment objectives, available funds are invested in short-term securities. Dividend and interest income on short-term investments was $409,442 and $1,267,303, respectively, for the quarter and nine months ended September 30, 1997. The significant components of total operating expenses were fees to Brantley Capital Management, L.L.C., the Company's investment adviser (the "Investment Adviser"), and other professional fees.

     During the quarter and nine months ended September 30, 1997 the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $1,096,218 and $2,908,755, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1998.

     At September 30, 1997, the Company had $31,414,827 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis, pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At September 30, 1997, the $31,414,827 was primarily invested in a United States Treasury Security.

     At September 30, 1997 , the cost of equity and equity-linked debt security investments made to date was $8,386,242 and their aggregate market value was $10,883,525. In addition, the Company had outstanding commitments to purchase equity and equity-linked debt securities of approximately $3,450,000. Management believes the companies identified have significant potential for long-term growth in sales and earnings.

     Equity and equity-linked debt security investments that individually represent more than 3% of the total assets of the Company at September 30, 1997 were comprised of the following transactions:

     On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc. ("Waterlink"), the Company received warrants to purchase 26,250 shares of Waterlink common stock at an exercise price of $4.50 per share. Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. The subordinated note facility was entered into to enable Waterlink to draw down, at its discretion, subordinated debt to help finance a recent acquisition, and provided for the issuance of notes at a 12% interest rate per annum during the first year and 14% per annum thereafter on the utilized portion of the facility, if any, with a final maturity five (5) years from the closing. On June 27, 1997, Waterlink completed its initial public offering of common stock. As a result, Waterlink sold 4,500,000 shares at an $11.00 per share price. Following the Waterlink initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. At September 30, 1997, the market price of Waterlink common stock (NYSE:WLK) closed at $18.75.

     On May 27, 1997, the Company entered into a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. ("Fitness Quest"). Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds was used for a management buy-out of the company from its previous owners, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder will be used for potential acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and is currently at a $100 million annual sales rate level. The Company has committed to purchase approximately 787,500 shares of Series A Convertible Preferred Stock at $1.71 per share. The terms of the Series A Convertible Preferred Stock provide for payment of a 10% dividend, payable quarterly. The Company's commitment is subject to its receipt of a favorable exemptive order from the Securities and Exchange Commission (the "SEC"), as more fully described below.

     On July 17, 1997, the Company entered into a $2.1 million commitment to invest with Brantley Venture Partners III, L.P. in a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction will be used to continue to execute an acquisition strategy. Corporate Wings is a $40 million company that has been in business since 1978. The Company has committed to purchase approximately 644,000 shares of Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% dividend, payable quarterly. The Company's commitment is subject to its receipt of a favorable exemptive order from the SEC, as more fully described below.

     On September 30, 1997, the Company entered into a $1.5 convertible junior subordinated promissory note facility for Health Care Solutions, Inc. ("Health Care Solutions"). Health Care Solutions is an acquisition strategy company in the home healthcare services market and is currently at a $50 million annual sales rate level with a strong presence in the Great Lakes markets. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering ("IPO") price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The proceeds of the notes will be used to help finance current and future acquisitions.

     Brantley Venture Partners II, L.P. and Brantley Venture Partners III, L.P. (collectively, the "Partnerships") hold, in the aggregate, approximately $115 million of venture capital private equity investments. The Partnerships are related to the Investment Adviser in a manner that requires that SEC relief from certain provisions of the 1940 Act be obtained in order to permit, under certain circumstances, the Company, the Investment Adviser and the Partnerships to invest in the same portfolio companies. As a result, the Company and the Partnerships filed an application on March 6, 1997 with the SEC (the "Application") seeking an exemptive order, which, if granted, would permit the Company, under certain circumstances, to invest in securities of issuers in which one of the Partnerships also intends to invest. The staff of the SEC has informed the Company that they have concluded their review of the Application and a notice of the Application has appeared in the Federal Register. Upon the expiration of the applicable notice period, an order granting the requested relief will be issued by the SEC, unless interested persons request a hearing within the notice period and the SEC determines to order such a hearing. When and if the exemptive order is granted, the Company expects to complete its investments in Fitness Quest and Corporate Wings.

     At September 30, 1997, the Company had stockholders' equity of $40,467,797, resulting in a net asset value per share of $10.62, an increase of 7.60% for the nine month period ended September 30, 1997.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Reference is made to the Exhibit Index that is found on page 12 of this Form 10-Q.

     (b) Reports on Form 8-K
         No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BRANTLEY CAPITAL CORPORATION

Date: November 13, 1997                        By: -------------------------------------------
                                                   Robert P. Pinkas
                                                   Chief Executive Officer

Date: November 13, 1997                        By:
                                                   -------------------------------------------
                                                   Tab A. Keplinger
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk (*) denotes exhibits filed with this report.)

   EXHIBIT 3  Articles of Incorporation and By-Laws
         (1)  Articles of Incorporation and Articles of Amendment and Restatement of the
              Charter of the Company (Exhibit 2.a.1 to the Company's Registration Statement on
              Form N-2 (Reg. No. 333-10785) filed on August 23, 1996 (the "Registration
              Statement") and Exhibit 2.a.2 to Amendment No. 2 to the Registration Statement
              filed on November 22, 1996, which exhibits are incorporated herein by reference)
         (2)  By-laws of the Company (Exhibit 2.b.2 to Amendment No. 2 to the Registration
              Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
   EXHIBIT 4  Form of Share Certificate (Exhibit 2.d to Amendment No. I to the Registration
              Statement filed on October 30, 1996, which exhibit is incorporated herein by reference).
  EXHIBIT 10  Material Contracts
         (1)  Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to
              the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
         (2)  Form of Investment Advisory Agreement between the Company and the Investment
              Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on
              November 26, 1996, which exhibit is incorporated herein by reference)
         (3)  Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to
              the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference
         (4)  Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to
              Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (5)  Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration
              Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (6)  Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to
              Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (7)  Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the
              Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
         (8)  Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to
              Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
 EXHIBIT 27*  Financial Data Schedule