Form 10-K405
period 1997-12-31
BRANTLEY CAPITAL CORP
filed 1998-03-31
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
         -------------------------------------------------------------

                                    FORM 10-K

                  (Mark One)
                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
       ------------------------------------------------------------------

For the Fiscal Year Ended December 31, 1997   Commission File Number:  814-00127



                          BRANTLEY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Maryland                                  34-1838462
                  -----------                               -------------
        (State or other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                 Identification Number)

           20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44126
 ------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (216) 283-4800
                               ------------------
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was $38,573,255, based on the last sale price of such stock as quoted by NASDAQ on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of March 20, 1998 was 3,810,535.

Documents Incorporated by Reference

Portions of Brantley Capital Corporation's Proxy Statement for the 1998 Annual Meeting. (incorporated into Part III of this Form 10-K)


                                                         TABLE OF CONTENTS

                                                                                                               Page
PART I
                  Item 1.        Business.........................................................................1
                  Item 2.        Properties.......................................................................6
                  Item 3.        Legal Proceedings................................................................6
                  Item 4.        Submission of Matters to a Vote of Security Holders..............................7

PART II
                  Item 5.        Market for Registrant's Common Equity and Related
                                 Stockholder Matters..............................................................7
                  Item 6.        Selected Financial Data..........................................................8
                  Item 7.        Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations..............................................8
                  Item 8.        Financial Statements and Supplementary Data.....................................12
                  Item 9.        Changes in and Disagreements With Accountants on
                                 Accounting and Financial Disclosure.............................................24
PART III
                  Item 10.       Directors and Executive Officers of the Registrant..............................24
                  Item 11.       Executive Compensation..........................................................24
                  Item 12.       Security Ownership of Certain Beneficial
                                 Owners and Management...........................................................24
                  Item 13.       Certain Relationships and Related Transactions..................................24

PART IV
                  Item 14.       Exhibits, Financial Statement Schedules,
                                 and Reports on Form 8-K.........................................................25

Signatures.......................................................................................................26

Exhibit Index....................................................................................................27


                                     PART I

ITEM     1.       BUSINESS

         Brantley Capital Corporation (the "Company") is a closed-end, non-diversified investment company incorporated on August 1, 1996 under the General Corporation Law of the State of Maryland, that has elected to be treated as a "business development company" under the Act of 1940 (the "Act"). The Company invests primarily in the equity securities (for example, common stock, preferred stock, convertible preferred stock, or options, warrants or rights to acquire stock) and equity-linked debt securities (for example, convertible debt or indebtedness accompanied by warrants, options or rights to acquire stock) of private companies. The Company also invests a portion of its assets in post-venture small-cap public companies (as defined below). The Company's investment objective is the realization of long-term capital appreciation in the value of its investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies. Finally, the Company seeks to preserve the long-term value for its shareholders through its investing and operating policies.

         With respect to its investments in private companies, the Company's principal focus is on industries that it considers to be good candidates for successful consolidation. The Company also favors investments in private companies that it believes can achieve the necessary size, profitability, management depth and sophistication to become public companies or become candidates for acquisition by merger or otherwise. The Company seeks to enable its stockholders to participate in investments not typically available to the public due to the private nature of a substantial majority of the Company's portfolio companies, the size of the financial commitment often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these investment opportunities.

         The Company is a partner in the growth of its private portfolio companies, rather than merely a financial participant. The Company offers managerial assistance to its private portfolio companies and expects that its representatives will play a role in setting corporate strategies and advising such companies regarding important decisions affecting their businesses, including potential acquisitions, recruiting key managers, and securing equity and debt financing.

         With respect to its investments in post-venture small-cap public companies, the Company's primary focus is on companies that the Investment Advisor (as defined below) believes to have significant potential for growth in sales and earnings. A "post-venture" company is a company that has received venture capital or private equity financing either (a) during the early stages of the company's business or the early stages of the development of a new product or service, or (b) as part of a restructuring or recapitalization of the company. The Company generally limits its post-venture investments to companies which, within the prior ten (10) years, have received an investment of venture or private equity capital, have sold or distributed securities to venture or private equity capital investors, or have completed an initial public offering of equity securities.

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


INVESTMENT ADVISOR

         Brantley Capital Management, Ltd., 20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122, serves as the investment advisor (the "Investment Advisor") to the Company pursuant to an agreement (the "Investment Advisory Agreement") with an initial term of two (2) years, renewable from year to year thereafter if it is approved annually by the Company's Board of Directors or by vote of a majority of the Company's outstanding shares of capital stock (including, in either instance, approval by Company directors who are not interested persons). The Investment Advisory Agreement is subject to renewal on November 26, 1998. The Investment Advisor is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments and for management oversight of the Company's records and financial reporting requirements. The Company pays the Investment Advisor an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the investment advisory agreement between the Investment Advisor and the Company. The Investment Advisor is responsible for the salaries and expenses of its own personnel, office space costs, and local telephone and administrative support costs.

NATURE OF INVESTMENTS IN PORTFOLIO COMPANIES

         The Company is currently executing an investment strategy in which investments in portfolio companies are, and will continue to be, in the form of equity or some combination of debt with equity, but will always include some equity feature through which the Company can participate in the growth in the value of the underlying businesses. The Company's investment in a given portfolio company may consist of common stock, preferred stock (which may or may not be convertible into common stock), debentures (which may or may not be convertible into common stock and may or may not be subordinated), warrants to purchase common stock, or some combination thereof. The Company anticipates that its investments in privately-owned portfolio companies will generally be structured with the intention of having the investments achieve liquidity within eighteen (18) months to three (3) years from the respective dates of the investments, although there can be no assurance that such time frame will be met and situations may arise in which the Company may hold securities for a longer period.

TEMPORARY INVESTMENTS

         Pending investments in the types of securities described above, the Company invests its cash in cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

OPERATIONS

         The Investment Advisor locates potential investment opportunities primarily by making use of an extensive network of investment bankers, commercial bankers, accountants and other finance professionals; venture capitalists and other investment professionals; attorneys; business executives; and entrepreneurs.

         The investment process includes the identification, evaluation, negotiation, documentation and closing of the investment. Robert P. Pinkas, Chairman, Chief Executive Officer, and a manager, and Michael J. Finn, President and a manager, in each case, of the Investment Advisor, have extensive experience in all phases of the investment process. The evaluation of a potential investment includes due diligence, which includes review of historical and prospective financial information, and which, particularly in the case of a privately-owned company, usually involves on-site visits; interviews with management, employees, customers and vendors of the potential portfolio company, and background checks and research relating to its management, markets, products and services.

         Upon the completion of due diligence and a decision to proceed with an investment in a private company, the Investment Advisor creates an investment memorandum containing information pertinent to the investment for presentation to the Company's Board of Directors, which must approve the investment. Additional due diligence with respect to any investment by the Company may be conducted by the Company's attorneys and independent accountants prior to the closing of the investment.

SELECTION OF INVESTMENTS

         The Company anticipates that, as a general rule, most of its investments will be in small- to medium-sized companies with total assets or annual sales under $500,000,000. Many of these companies may have very limited operating histories. The Company's main criterion for the selection of investments in portfolio companies has remained consistent since the Company's formation. The criterion include portfolio companies that have the potential for substantial growth in sales and earnings. The Company seeks to identify companies which management believes have significant opportunities in the markets they serve or that have devised innovative products, services or ways of doing business that afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition. In addition, the Company invests in companies seeking to consolidate fragmented industries. Often, such consolidations can improve performance by bringing experienced management, economies of scale and greater capital resources to bear on businesses that might have lacked such management, economies and resources in the past.

         In evaluating potential portfolio companies, the Company pays particular attention to the following characteristics:

         MANAGEMENT. The Company seeks investments in companies whose management teams consist of talented individuals of high integrity with significant experience. The Company intends to pay particular attention to the depth of the management team and the extent to which key managers have an ownership interest in the company.

         OPPORTUNITY FOR SIGNIFICANT INFLUENCE. The Company favors investments in companies in which it has the opportunity to become a partner in the building of the companies, rather than being merely a financial participant. In addition, the Company wants investments in which its representatives will play a role in setting corporate strategies for the portfolio companies, and will advise such companies regarding important decisions affecting their businesses, including acquisitions for such companies, recruiting key managers, and securing equity and debt financing.

         MARKET DYNAMICS. The Company prefers investments in companies that are addressing a large, unfulfilled market demand with long-term high-growth prospects and that can reasonably expect to achieve and maintain a significant market share through proprietary products and services. The Company also favors investments in companies that deliver products and services with significant performance and cost advantages and for which there exist significant barriers to effective competition by others. In addition, with respect to its investments in private companies, the Company will be attracted to industries that it considers to be good candidates for successful consolidation.

         ABILITY TO ACHIEVE LIQUIDITY. With respect to its investments in private companies, the Company considers the potential and likely means for achieving the liquidity that would ultimately enable the Company to achieve cash value for its equity investments. Possible ways of achieving liquidity include an initial public offering of the portfolio company, a sale of the portfolio company or a purchase by the portfolio company (or its managers) of the Company's equity interest.

         GROWTH AT A REASONABLE PRICE. With respect to investments in post-venture small-cap public companies, the Company targets companies whose current and projected price/earnings ("P/E") ratios are less than their respective growth rates. This "growth at a reasonable price" discipline is anticipated to result in attractive stock appreciation as a result of both earnings growth and P/E multiple expansion. The majority of these post-venture public investments are expected to be in companies with prior financial support from professional venture capitalists and private equity funds, and these companies often have stronger management teams, better financial controls and significant competitive advantages.

POTENTIAL CO-INVESTMENTS AND FOLLOW-ON INVESTMENTS

         The Company has, and anticipates, "co-investing" with existing affiliates of the Company and the Investment Advisor, as well as with other future affiliates, in specified amounts and on terms and conditions that are the same in all material respects, subject to the availability of capital for investment on the part of the Company and each such affiliate and certain other conditions. At the present time, affiliates of the Company and the Investment Advisor include certain venture capital investment partnerships in which certain officers and directors of the Company and officers of the Investment Advisor serve as general partners of such investment partnerships' general partner. These investment partnerships include Brantley Venture Partners I, L.P., Brantley Venture Partners II, L.P. and Brantley Venture Partners III, L.P. On November 18, 1997, the Company received an exemptive order from the Securities and Exchange Commission (the "Commission") that, subject to certain terms and conditions, relieves the Company from certain provisions of the Act to permit certain joint transactions with the investment partnerships.

ELIGIBLE PORTFOLIO COMPANIES

         The Company, as a "business development company" under the Act, may not acquire any assets other than "Eligible Assets" unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the Company's total assets (other than certain assets necessary for its operation, such as office furniture, equipment and facilities). "Eligible Assets" are defined in
Section 55(a) of the Act. The principal categories of Eligible Assets relevant to the business of the Company are the following:

         (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined in the Act as any issuer which:

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

         In addition, the business development company must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in (1) or (2) above. Moreover, in order for securities of portfolio companies to constitute Eligible Assets for the purpose of the 70% test described above, the Company must make available to the issuer of the securities significant managerial assistance; except that, where the Company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance.

         The Company may invest up to 30% of its assets in portfolio investments that are not eligible assets. This portion of the Company's portfolio consists primarily of investments in post-venture small-cap public companies.

COMPETITION

         The Company's primary competitors include financial institutions, venture capital and private equity firms, mutual funds concentrating on post-venture small-cap companies, and other nontraditional investors. Many of these entities have greater financial and managerial resources than the Company. The Company competes with such entities primarily on the basis of the quality of its services, the quality of the investment entities previously managed by affiliates of the Investment Advisor, the Company's investment analysis and decision-making processes, and on the investment terms the Company offers in respect of the securities to be issued by its portfolio companies.

EMPLOYEES

         The Company has no employees. Pursuant to the terms of the Investment Advisory Agreement, the Investment Advisor supplies all of the personnel necessary to operate the Company's business.

ITEM     2.       PROPERTIES

         The Company does not own or lease any properties or other intangible assets.



ITEM     3.       LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, and no such material proceedings are known by the Company to be contemplated.

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         The Company's common stock is traded on the NASDAQ SmallCap Market System ("NASDAQSCM") under the symbol "BBDC." The following table sets forth, for the period indicated, high and low bid prices per share:


                                                                          High             Low
                                                                          ----             ---
                    January 1, 1997 - March 31, 1997                     $ 10.00          $  8.89
                    April 1, 1997 - June 30,1997                         $ 10.00          $  8.50
                    July 1, 1997 - September 30, 1997                    $  9.75          $  8.50
                    October 1, 1997 - December 31, 1997                  $  9.63          $  8.63

                    December 3, 1996 - December 31, 1996                 $ 10.25          $ 10.00


         At March 20, 1998, there were approximately 73 shareholders of record of the Company's common stock with a market price of 10.63 per share. There are 10,535 unregistered shares of common stock issued by the company pursuant to a sale of such shares to the Company's Chief Executive and Chief Operating Officers at the Company's formation. The sale was subject to the terms, conditions and price of the initial public offering.

         During the period ended December 31, 1996, the Company neither declared nor paid any dividends. During the year ended December 31, 1997, the Company declared the following dividends.

                           April  15, 1997                    $.01
                           July  15, 1997                     $.01
                           October 16, 1997                   $.01
                           December 18, 1997                  $.09


ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under ITEM 8 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Brantley Capital Corporation (the "Company") is a closed end, non-diversified investment company that has elected to be treated as a "business development company" under the Act of 1940, as amended (the "Act"). The Company invests primarily in the equity and equity-linked debt securities of private companies. The Company's principal investment objective is the realization of long-term capital appreciation in respect of such investments.

         The Annual Report on Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company's filings with the Securities and Exchange Commission. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.




RESULTS OF OPERATIONS

         The Company began operations upon the completion of an initial public offering on December 3, 1996. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in the equity and equity-linked debt securities of private companies. In addition, the Company can invest, and has invested, a portion of its assets in post-venture small-cap public companies.

         Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objectives, available funds are invested in short-term securities. Dividend and interest income on short-term investments was $445,097 and $1,712,400 respectively, for the quarter and twelve months ended December 31, 1997. The significant components of total operating expenses were fees of $1,126,741 to Brantley Capital Management, L.L.C., the Company's investment advisor during the year ended December 31, 1997, and other professional fees.

         During the quarter and twelve months ended December 31, 1997, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $2,773,938 and $5,682,693, respectively. During 1997 the Company was invested in small capitalization public stocks which are subject to general stock market conditions and the four private investments described below. The 1997 unrealized gains (losses) were significantly influenced by general market conditions and the operating performance of Fitness Quest as more fully described below.

         Like other business development companies, mutual funds, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems used by its investment adviser and third party administrator, custodian and transfer agent do not properly process and calculate date-related information from and after January 1, 2000. Accounting and custodial services of the fund are provided by State Street Bank & Trust Company. Transfer agency services are provided by Boston Equiserv. The Company has made inquiries to these service providers regarding whether they expect to have their computer systems adjusted for the year 2000 transition. While there can be no assurances that the steps being taken by the service providers will be sufficient to avoid any adverse impact on the Company, all of these service providers have reported that they expect their systems to be in compliance with year 2000 requirements prior to that time.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1998.

         At December 31, 1997, the Company had $24,691,345 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At December 31, 1997, the cash was primarily invested in a United States Treasury security.

         At December 31, 1997, the cost of equity and equity-linked debt security investments made to date was $13,530,220 and their aggregate market value was $18,791,178. Management believes the companies identified have significant potential for long-term growth in sales and earnings. Equity and equity-linked debt security investments that individually represent more than 3% of the total assets of the Company at December 31, 1997 were comprised of the following transactions:

         On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc. ("Waterlink"), the Company received warrants to purchase 26, 250 shares of Waterlink common stock at an exercise price of $4.50 per share (the "Waterlink Warrants"). Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. The subordinated note facility was entered into to enable Waterlink to draw down, at its discretion, subordinated debt to help finance a recent acquisition, and provided for the issuance of notes at a 12% interest rate per annum during the first year and 14% per annum thereafter on the utilized portion of the facility, if any, with a final maturity five (5) years from the closing. On June 27, 1997, Waterlink completed its initial public offering of common stock. As a result, Waterlink sold 4,500,000 shares at an $11.00 per share price. Following the Waterlink initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. The Company still holds the Waterlink Warrants. At December 31, 1997, the market price of Waterlink common stock (NYSE:WLK) closed at $16.50.

         On September 30, 1997, the Company entered into a $1.5 convertible junior subordinated promissory note facility for Health Care Solutions, Inc. ("Health Care Solutions"). Health Care Solutions is an acquisition strategy company in the home healthcare services market and is currently at a $50 million annual sales rate level with a strong presence in the Midwest and Great Lakes States region. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering ("IPO") price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrant may not be exercised until the earlier of September 30, 1998 or the occurence of certain events. The warrants are currently not exercisable. The proceeds of the notes will be used by Health Care Solutions to help finance current and future acquisitions.

         On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. ("Fitness Quest"). As a result the Company purchased approximately 788,961 shares of Fitness Quest Series A Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder will be used for potential acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and , at the time of the purchase, had revenues at a $120 million annual sales rate level. The terms of the Preferred Stock provide for payment of a 10% dividend, payable quarterly.

         Fitness Quest has shown strong operating results during 1997 growing to $120 million in sales, completing the acquisition of a tread mill manufacturing company, and improving its operating margins and profits. In addition it is currently planning for 1998 sales growth rates of approximately 40% with continued improvement in operating margins and profits. As a result of this performance the Company's market value in its Fitness Quest investment was increased to $5,440,000 resulting in an unrealized gain of $4,090,000. This valuation was based on P/E ratios, cash flow multiples and other appropriate financial measurements of similar private Companies and was reviewed and approved by its Board of Directors.

         On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). The Company's investment consists of approximately 644,000 shares of Corporate Wings Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% dividend, payable quarterly. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction will be used by Corporate Wings to continue to execute an acquisition strategy. Corporate Wings has been in business since 1978 and had approximately $40 million in sales in 1997.


         Brantley Venture Partners II, L.P. and Brantley Venture Partners III, L.P. (collectively, the "Partnerships") hold, in the aggregate, approximately $115 million of venture capital private equity investments. The Partnerships are related to the Investment Advisor in a manner that requires exemption from certain provisions of the Act of 1940, as amended, be obtained from the Commission in order to permit, under certain circumstances, the Company, the Investment Advisor and the Partnerships to invest in the same portfolio companies. As a result, the Company and the Partnerships filed an application on March 6, 1997 with the Commission seeking an exemptive order permitting the Company, under certain circumstances, to invest in securities of issuers in which one of the Partnerships also intends to invest. The staff of the Commission granted the exemptive order on November 18, 1997.

         At December 31, 1997, the Company had stockholders' equity of $42,911,615, resulting in a net asset value per share of $11.26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          BRANTLEY CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                1997                    1996
                                                                           ------------            ------------
                                  ASSETS

Cash and cash equivalents (Note 2)                                         $ 24,691,345            $ 36,329,220
Investments, at market                                                       18,791,178                    --
Dividends and interest receivable                                                70,722                    --
Prepaid insurance                                                                92,190                 128,566
Other assets                                                                     49,194                    --
Unamortized organization costs (Note 2)                                         130,106                 162,250
                                                                           ------------            ------------
         TOTAL ASSETS                                                      $ 43,824,735            $ 36,620,036
                                                                           ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Advisory fee payable (Note 3)                                              $    284,111            $     81,898
Administration fee payable                                                       18,750                   6,250
Custody and accounting fee                                                       10,500                   3,200
Directors fee payable                                                             4,019                   4,500
Distributions payable                                                           342,948                    --
Professional fee payable                                                        120,088                  25,000
Organization costs payable                                                       42,627                  78,912
Offering costs payable (Note 7)                                                  50,490                 177,215
Payable to related party (Note 5)                                                  --                    88,436
Transfer agent fee payable                                                        1,500                   1,225
Accrued printing                                                                 18,000                   8,000
Other liabilities                                                                20,087                   3,096
                                                                           ------------            ------------
         TOTAL LIABILITIES                                                 $    913,120            $    477,732
                                                                           ============            ============

STOCKHOLDERS' EQUITY (NOTE 7):
Common Stock, $0.01 par value; 25,000,000
shares authorized and 3,810,535 and
3,660,535 shares issued and outstanding at
December 31, 1997 and 1996, respectively.                                  $     38,105            $     36,605
Additional paid in capital                                                   37,611,421              36,112,921
Retained earnings (deficit)                                                   5,262,089                  (7,222)
                                                                           ------------            ------------
         TOTAL STOCKHOLDERS' EQUITY                                          42,911,615              36,142,304
                                                                           ============            ============

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 43,824,735            $ 36,620,036
                                                                           ============            ============




See accompanying notes to the financial statements.



                                         BRANTLEY CAPITAL CORPORATION
                                           STATEMENTS OF OPERATIONS

                                                                        FOR THE YEAR            FOR THE PERIOD FROM
                                                                            ENDED                 OCTOBER 30, 1996
                                                                        DECEMBER 31,                  THROUGH
                                                                            1997                DECEMBER 31, 1996
                                                                        -------------           -----------------
INVESTMENT INCOME:
         Interest and dividend income                                      $1,712,400              $    139,529
                                                                        -------------              ------------

OPERATING EXPENSES:
         Advisory fees                                                      1,126,741                    81,898
         Administration fees                                                   75,000                     6,250
         Transfer Agent fees                                                   15,745                         -
         Custody and accounting fees                                           42,613                     3,200
         Professional fees                                                    150,930                    25,000
         Directors' fees                                                       30,040                     8,000
         Postage and printing fees                                             44,600                         -
         Fund insurance fees                                                  128,566                         -
         Amortization of organization costs                                    32,144                     2,750
         Other                                                                 35,350                    19,653
                                                                        -------------              ------------
         TOTAL EXPENSES                                                     1,681,729                   146,751
                                                                        -------------              ------------

NET INVESTMENT INCOME/(LOSS)                                            $      30,671              $     (7,222)
                                                                        -------------              ------------

NET REALIZED AND UNREALIZED GAINS ON
         INVESTMENTS:

Net realized gain on investment transactions                                  421,735                         -

Net unrealized appreciation during the period on
investments                                                                 5,260,958                         -
                                                                        -------------              ------------

NET GAIN ON INVESTMENT TRANSACTIONS                                         5,682,693                         -
                                                                        -------------              ------------

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS                         $5,713,364              $     (7,222)
                                                                        =============              ============

INCOME/(LOSS) PER SHARE - Basic and diluted                              $      1.500              $      (.002)
                                                                        =============              ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and diluted           3,810,535                 3,660,535
                                                                        =============              ============







See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                           FOR THE PERIOD
                                                                               FOR THE YEAR            FROM OCTOBER 30, 1996
                                                                             ENDED DECEMBER 31,               THROUGH
CASH FLOWS FROM OPERATING ACTIVITIES:                                               1997                 DECEMBER 31, 1996
                                                                             -----------------         ---------------------
    NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS:                     $     5,713,364                       (7,222)

    Adjustments to reconcile net change in net assets resulting from operations to net cash provided by (used for) operations:
         Purchases of investment securities                                 $(7,770,734,717)                (653,897,000)
         Sales/maturities of investment securities                            7,757,626,232                  653,897,000
         Net realized gain from investments                                        (421,735)                        --
         Change in unrealized appreciation                                       (5,260,958)                        --
                                                                              -------------                -------------
              Changes in assets and liabilities:
                  Prepaid expenses                                                   36,376                     (128,566)
                  Unamortized organization costs                                     32,144                       17,750
                  Advisory fee payable                                              202,213                       81,898
                  Administration fee payable                                         12,500                        6.250
                  Printing fee payable                                               10,000                        8,000
                  Custody and accounting                                              7,300                        3,200
                  Directors fee payable                                                (481)                       4,500
                  Professional fees payable                                          95,088                       25,000
                  Transfer Agent fee payable                                            275                        1.225
                  Organization costs payable                                        (36,285)                       4,212
                  Offering costs payable                                           (126,725)                     177,215
                  Payable to related party                                          (88,436)                      88,436
                  Dividend and interest receivable                                  (70,722)                        --
                  Other assets                                                      (49,194)                        --
                  Other liabilities                                                  16,991                        3,096
                                                                              -------------                -------------

                  NET CASH PROVIDED BY (USED FOR)
                  OPERATING ACTIVITIES                                          (13,036,770)                     284,994
                                                                              -------------                -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering                                               --                    36,044,176
    Subsequent offering                                                           1,500,000
    Distributions                                                                  (101,105)                        --
                                                                              -------------                -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,398,895                   36,044,176
                                                                              -------------                -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                          (11,637,875)                  36,329,170

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   36,329,220                           50
                                                                              -------------                -------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                  $  24,691,345                $  36,329,220
                                                                              =============                =============

The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                ADDITIONAL        RETAINED            TOTAL
                                              COMMON             PAID IN          EARNINGS        STOCKHOLDERS
                                               STOCK             CAPITAL          (DEFICIT)           EQUITY
                                               -----             -------          ---------           ------

Balance At October 30, 1996               $        105       $    105,245               --          $    105,350

Net loss                                          --                 --         $     (7,222)             (7,222)
Issuance of 3,650,000 shares
 through initial public offering                36,500         36,007,676               --            36,044,176
                                          ------------       ------------       ------------        ------------

Balance at December 31, 1996              $     36,605       $ 36,112,921       $     (7,222)       $ 36,142,304
                                          ------------       ------------       ------------        ------------

Net increase in net assets from
 operations                                       --                 --            5,713,364           5,713,364

Distributions from :
Net investment income                             --                 --              (23,084)            (23,084)


Realized gains                                    --                 --             (420,969)           (420,969)

Issuance of 150,000 shares subsequent
to initial public offering                       1,500          1,498,500               --             1,500,000
                                          ------------       ------------       ------------        ------------

Balance at December 31, 1997              $     38,105       $ 37,611,421       $  5,262,089        $ 42,911,615
                                          ============       ============       ============        ============







See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS

1.   ORGANIZATION

     Brantley Capital Corporation (the "Company"), a Maryland corporation, is a closed-end, non-diversified investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "Act"). The Company was organized on August 1, 1996 and commenced operations on December 3, 1996. The Company's investment objective is the realization of long-term capital appreciation in the value of its investments. To achieve this objective, the Company intends to invest primarily in privately placed equities and debt and, to a lesser extent, in post venture small-cap public companies.

     The Company invests in securities classified as "restricted securities" under the Securities Act of 1933. The value of restricted stock investments for which no public market exists cannot be precisely determined. These securities will usually be subject to restrictions on resale or otherwise have no established trading market. The lack of liquidity of these securities may adversely affect the ability of the Company to dispose of them in a timely manner and at a fair price when the Company deems it necessary or advantageous.

     Privately placed securities typically depend significantly on the management talents and efforts of one person or a small group of persons. The loss of the services of one or more of these persons could have a material adverse affect on the portfolio company. In addition, due to their size and sometimes limited product diversity, these companies may be more vulnerable to economic downturns and often require additional capital to expand or compete.

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

     The Company operates as a non-diversified investment company within the meaning of the Act and therefore, the Company's investments are likely not to be substantially diversified.

                          BRANTLEY CAPITAL CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS-CONTINUED

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

       B. REPURCHASE AGREEMENTS
           The Company may invest in repurchase agreements with institutions which the Company's investment advisor has determined are creditworthy. Each repurchase agreement is recorded at cost. The Company requires that the securities purchased in a repurchase agreement be transferred to the Company's custodian in a manner sufficient to enable the Company to obtain those securities in the event of counter-party default. The seller is required to maintain the value of the securities held at not less than the repurchase price, including interest.

                          BRANTLEY CAPITAL CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS-CONTINUED

2.    SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

       C. CASH AND CASH EQUIVALENTS
           Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. At December 31, 1997 cash and cash equivalents consisted of the following:

           Cash                                      $     1,568
           United States Treasury Bill
           1.00%, 1/22/98                             24,689,777
                                                      ----------
                                                     $24,691,345

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

       G. ORGANIZATION COSTS
           Costs incurred by the Company in connection with its organization have been deferred and are being amortized on a straight line basis over their estimated useful lives.

       H. EARNINGS PER SHARE
           Earnings per share computations are based on the average number of shares of capital stock outstanding during the year. In 1997, the Financial Accounting Board issued Statement No. 128 "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements. There was no dilutive effect in the weighted average shares outstanding for the period ending December 31, 1997 and the period from October 30, 1996 through December 31, 1996.

       I. RECLASSIFICATIONS
           Certain previously reported amounts have been reclassified to conform to the current year presentation.

                          BRANTLEY CAPITAL CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS-CONTINUED

3. INVESTMENT ADVISORY AGREEMENT

       The Company has entered into an investment advisory agreement (the "Investment Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Investment Advisor") under which the Advisor is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Advisor. No officer of the Investment Advisor receives any compensation from the Company for serving as officer of the Company.

4.    INVESTMENTS

       At December 31, 1997, the cost of investments for federal income tax purposes was the same for financial reporting purposes.

 5.   TRANSACTIONS WITH RELATED PARTIES

       The Company has obtained exemptive relief from certain provisions of the Act which permit the Company to invest in an offering which affiliates of the Investment Advisor also intend to invest in. The Company anticipates that, subject to certain terms and conditions, current and future affiliates of the Advisor may frequently invest in the same portfolio companies.

       Certain offering and organization costs were paid by officers of the Company and the Investment Advisor. As of December 31, 1996 the Company owed the officers of the Company and the Investment Advisor $88,436 in connection with these expenditures. No amounts were due to the officers of the Company or the Investment Advisor as of December 31, 1997.

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

                          BRANTLEY CAPITAL CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS-CONTINUED

 7.   STOCKHOLDERS' EQUITY

       The Company is authorized to issue 25,000,000 shares of Common Stock with a par value $0.01 per share. Shares totalling 3,660,535 were issued through the organization and initial public offering of the Company at a per share price of $10.00 per share. On January 15, 1997, the underwriters of the initial offering of the Company's shares, exercised an option to purchase an additional 150,000 shares of Common Stock at $10 per share resulting in total shares outstanding of 3,810,535. The proceeds of the offerings were reduced by offering costs of $455,824 before becoming available to the Company for investment.

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

  8.  STOCK OPTION PLANS

       Concurrent with the offering, the Company adopted the 1996 Stock Option Plan (the "Plan"), which authorizes the issuance of options to purchase up to 1,175,000 shares of Common Stock to officers and employees of the Company. Upon closing of the offering, options to purchase 350,000 shares of Common Stock of the Company were granted to the Company's executive officers. These options will become exercisable as to one-third of the Option Shares on the first anniversary of the closing of the initial offering of the Company's Common Stock, as to an additional one third of the Option Shares on the second anniversary of the closing of the offering and as to the remaining one-third on the third anniversary of the closing of the offering. Options granted under the Plan will be exercisable at a price not less than the greater of (i) the current market value on the date of option grant and (ii) the current net asset value of the shares of Common Stock. No option may be exercised more than 10 years after the date on which it is granted. Market value and NAV on the date of grant was $10.00.

                          BRANTLEY CAPITAL CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS-CONTINUED

  8.   STOCK OPTION PLANS (CONTINUED)

        In addition, the Company has adopted a stock option plan relating to 75,000 shares of Common Stock and providing for option grants solely to the disinterested directors of the Company (the "Director's Plan"), subject to receipt of an order of the Securities and Exchange Commission approving such a plan as fair and reasonable and not overreaching of the Company or its stockholders.

        In order to facilitate the purchase of shares under the Plan or Director's Plan, the Company may make arms-length loans to each plan's participants, under the terms required by Section 57 (j)(2) of the Investment Company Act of 1940. No loans were outstanding as of December 31, 1997.

        In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation. The Statement encourages companies to recognize expense for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue the existing accounting method and to not adopt the fair value method. Management has assessed the impact of this pro forma disclosure requirement and determined that it is not material to the operations of the Company in 1997. Management used the Black Scholes model to perform this assessment. Key assumptions included an estimated volatility of .235, expected option life of 5 years, an expected dividend yield of 3.608 and a risk free interest rate of 5.83%.

9.     YEARLY DATA

        Financial results for year ended December 31, 1997 and for the period from October 30, 1996 through December 31, 1996 are summarized below:

                                                                            PERIOD FROM OCTOBER
                                                          YEAR ENDED          30, 1996 THROUGH
                                                       DECEMBER 31,1997      DECEMBER 31, 1996
                                                       ----------------      -----------------
        Total investment income                           $1,712,400             $139,529
        Net investment gain                                5,682,693                  --
        Net increase in net assets from operations         5,713,364               (7,222)
        Per share                                         $    1.500                (.002)

                          BRANTLEY CAPITAL CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS-CONTINUED


10.  FINANCIAL HIGHLIGHTS


                                                                YEAR ENDED             PERIOD FROM DECEMBER 3,
                                                                DECEMBER 31,                1996 THROUGH
        FOR THE PERIODS ENDED                                       1997               DECEMBER 31, 1996(A)
                                                                 ----------            -----------------------

          Net Asset Value, Beginning of the Period               $    9.87                $    9.87(C)

          Income from investment operations:
          Net Investment Income                                       0.01                       --(A)
          Net Realized And Unrealized Gain
           on Investments                                             1.50                       --
                                                                 ---------                ---------
           Total from investment operations:                          1.51                     0.00
                                                                 ---------                ---------

          Less Distributions:
          Dividends from net investment income                       (0.01)                      --
          Dividends from net realized gains                          (0.11)                      --
                                                                 ---------                ---------
           Total Distributions                                       (0.12)                      --

          Net Asset Value, End of the Period                     $   11.26                $    9.87
                                                                 =========                =========

          Market Value, End of the Period                        $    9.63                $   10.00
                                                                 =========                =========

          Total  Return, At Market Value                             13.90%                    0.00%(B)

          Total Return, At NAV                                       15.40%                    0.00%(B)

         (A) The fund commenced operations on October 30, 1996.
         (B) Not annualized.
         (C) Net of offering costs of $0.13 per share.


11.  SCHEDULE OF INVESTMENTS
                                                                         December 31, 1997
                 NAME OF ISSUER                                                                     MARKET
               AND TITLE OF ISSUE                           SHARES/WARRANTS                         VALUE
               ------------------                           ---------------                    ------------
AUTO PARTS
     Gentex Corp.                                           19,400                             $    521,375
                                                                                               ------------
BUSINESS SERVICES
     Barra Inc                                              21,285                                  513,501
     CCC Information Services Group                         19,500                                  385,125
     Norrell Corp. GA                                       16,161                                  321,200
                                                                                               ------------
                                                                                                  1,219,826
                                                                                               ------------
CHEMICALS
     Nova Corp. GA                                          24,000                                  600,000
                                                                                               ------------

DRUGS & HEALTH CARE
     ESC Medical Systems LTD                                13,675                                  529,906
     Jones Medical Industries Inc.                          13,000                                  497,250
                                                                                               ------------
                                                                                                  1,027,156
                                                                                               ------------
ELECTRICAL EQUIPMENT
     Littlefuse, Inc.                                       17,400                                  432,825
                                                                                               ------------

ELECTRONICS
     Cambridge Technology Partners                          14,900                                  620,213
     JPM Co                                                 16,700                                  354,875
     Technology Solutions Co.                               21,817                                  575,423
     Yurie Systems, Inc.                                    12,000                                  242,250
                                                                                               ------------
                                                                                                  1,792,761
                                                                                               ------------

HOTELS AND RESTAURANTS
     Logans Roadhouse, Inc.                                 19,500                                  302,250
                                                                                               ------------

HOUSEHOLD APPLIANCES
     Chicago Miniature Lamp, Inc.                           17,900                                  604,125
                                                                                               ------------

LEISURE TIME
     Action Performance, Inc.                               16,000                                  606,000
                                                                                               ------------

MISCELLANEOUS
     Corporate Wings - Avionics                             644,000                               2,100,000
     Fitness Quest - Retail                                 788,961                               5,440,000
     Health Care Solutions - Health Care                  1,500,001                               1,500,100
     RF Micro Devices, Inc. - Electronics                    15,000                                 184,688
     Smallworld PLC - Software                               16,100                                 352,188
     Summit Design, Inc. - Software                          24,200                                 251,075
     Waterlink - Environmental                               26,250                                 315,000
                                                                                               ------------
                                                                                                 10,143,051
                                                                                               ------------

PUBLISHING
     Eltron International, Inc.                              11,900                                 359,975
                                                                                               ------------

RETAIL TRADE
     Just For Feet                                           23,700                            $    311,062
                                                                                               ------------

SOFTWARE
     Arbor Software Corp.                                     8,500                                 344,250
     Axent Technologies, Inc.                                30,523                                 526,522
                                                                                               ------------
                                                                                                    870,772
                                                                                               ------------

U.S. GOVERNMENT SECURITIES
     U.S. Treasury Bill 1.00%, 1/22/98                   24,762,000                              24,689,777
                                                                                               ------------

TOTAL INVESTMENTS--Cost $38,219,997)                                                           $ 43,480,955
                                                                                               ------------

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Brantley Capital Corporation



We have audited the accompanying balance sheets of Brantley Capital Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and the period from October 30, 1996 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from October 30, 1996 to December 31, 1996, in conformity with generally accepted accounting principles.



                                                  /s/ ERNST & YOUNG

March 20, 1998

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement dated March __, 1998, for its Annual Meeting of Stockholders to be held May 26, 1998, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "EXECUTIVE COMPENSATION" of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "ELECTION OF DIRECTORS" of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Investment Advisor, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Advisor, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Company will pay to the Investment Advisor an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 1997, the Investment Advisor was owed an investment advisery fee in the aggregate amount of $284,111. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director and Michael J. Finn, President and a director of the Company are officers and managers of the Investment Advisor, and together own 100% of the Investment Advisor.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)      The following documents are filed as part of this report:

         1. Financial Statements - The following financial statements of the Company are contained in Item 8 of this Form 10-K:

                  Balance Sheets - December 31, 1997 and December 31, 1996 Statement of Operations - For the year ended December 31,
                      1997 and the Period from October 30, 1996 through December 31, 1996
                  Statement of Cash Flows - For the year ended December 31, 1997 and the Period from October 30, 1996 through
                      December 31, 1996
                  Statement of Stockholders' Equity - For the year ended
                      December 31, 1997 and the Period from October 30, 1996 through December 31, 1996
                  Notes to the Financial Statements
                  Report of Independent Auditors

         2. Financial Statements Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

         3. Exhibits - Reference is made to the Exhibit Index which is found on pages XX-XX of this Form 10-K.

         b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRANTLEY CAPITAL CORPORATION


                                  By: /s/ Robert P. Pinkas
                                     ------------------------------------
                                        Title:   Robert P. Pinkas,
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Treasurer

                                  Date:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                                    Title                                         Date
---------                                    -----                                         ----

 /s/ Robert P. Pinkas                        Chairman of the Board, Chief                  March 31, 1998
-------------------------------------        Executive Officer, Treasurer
         Robert P. Pinkas                    and Director (principal
                                             executive officer and principal
                                             accounting officer)


 /s/ Tab A. Keplinger                        Vice President and Chief                      March 31, 1998
-------------------------------------        Financial Officer (principal
         Tab A. Keplinger                    financial officer)


 /s/ Michael J. Finn                         President and Director                        March 31, 1998
-------------------------------------
         Michael J. Finn

 /s/ L. Patrick Bales                        Director                                      March 31, 1998
-------------------------------------
         L. Patrick Bales

 /s/ Benjamin F. Bryan                       Director                                      March 31, 1998
-------------------------------------
         Benjamin F. Bryan

 /s/ Richard Moodie                          Director                                      March 31, 1998
-------------------------------------
          Richard Moodie


                                  EXHIBIT INDEX


         The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)


EXHIBIT 3         Articles of Incorporation and By-laws

                  (1) Articles of Incorporation and Articles of Amendment and Restatement of the Charter of Company (Exhibit 2.a.1 to the Company's Registration Statement on Form N-2 (Reg. No. 333-10785) filed on August 23, 1996
                           (the "Registration Statement") and Exhibit 2.a.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibits are incorporated herein by reference)
                  (2)      Bylaws of the Company (Exhibit 2.b.2 to Amendment
                           No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

EXHIBIT 4 Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 30, 1996, which exhibit is incorporated herein by reference)

EXHIBIT 10        Material Contracts

                  (1) Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibits are incorporated herein by reference)

                  (2) Form of Investment Advisory Agreement between the Registrant and the Investment Advisor (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibits are incorporated herein by reference)

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