Form 10-Q
period 1998-03-31
BRANTLEY CAPITAL CORP
filed 1998-05-14
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998        Commission File Number: 814-00127

                          BRANTLEY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Maryland                                    34-1838462
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

         The number of shares of common stock outstanding as of March 31, 1998 was 3,810,535.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                          BRANTLEY CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                   MARCH 31,
                                                     1998           DECEMBER 31,
                                                  (UNAUDITED)           1997
                                                  -----------       ------------

                      ASSETS

Cash and cash equivalents (Note 2) ............   $24,699,986        $24,691,345
Investments, at market (Note 2)................    20,216,460         18,791,178
Dividends and interest receivable..............       138,295             70,722
Prepaid insurance..............................        61,488             92,190
Other assets...................................        48,948             49,194
Unamortized organization costs.................       121,862            130,106
                                                  -----------        -----------
   TOTAL ASSETS................................   $45,287,039        $43,824,735
                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Investments purchased payable..................   $       100                  -
Advisery fee payable (Note 3)..................       274,638        $   284,111
Administration fee payable.....................        13,476             18,750
Professional fee payable.......................        67,055            120,088
Distributions payable..........................             -            342,948
Custody and accounting fee.....................             -             10,500
Directors fee payable..........................         3,727              4,019
Registration fee payable.......................         8,630                  -
Organization costs payable.....................        42,627             42,627
Offering costs payable.........................        25,490             50,490
Transfer agent fee payable.....................         7,842              1,500
Accrued printing...............................        13,508             18,000
Other liabilities..............................        13,854             20,087
                                                  -----------        -----------
   TOTAL LIABILITIES...........................   $   470,947        $   913,120
                                                  ===========        ===========

STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value;
   25,000,000 shares authorized and
   3,810,535 outstanding.......................   $    38,105        $    38,105
   Additional paid in capital..................    37,611,421         37,611,421
   Retained earnings...........................     7,166,566          5,262,089
                                                  -----------        -----------
   TOTAL STOCKHOLDERS' EQUITY..................    44,816,092         42,911,615
                                                  ===========        ===========

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..   $45,287,039        $43,824,735
                                                  ===========        ===========


See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                FOR THE QUARTER  FOR THE QUARTER
                                                     ENDED            ENDED
                                                    MARCH 31,        MARCH 31,
                                                      1998             1997
                                                ---------------  ---------------
INVESTMENT INCOME:
      Interest and dividend income.............   $  425,192        $  451,588
                                                  ----------        ----------

OPERATING EXPENSES:
      Advisery fees............................      274,638           263,860
      Administration fees......................       19,726            19,726
      Transfer Agent fees......................        8,630             8,250
      Custody and accounting fees..............        9,863             9,863
      Professional fees........................       26,041            25,891
      Registration fee.........................        8,630             8,250
      Directors' fees..........................        9,247             9,247
      Postage and printing fees................          986               783
      Fund insurance fees......................       30,702            30,225
      Amortization of organization costs.......        8,244             8,278
      Other....................................          246             4,459
                                                  ----------        ----------
      TOTAL EXPENSES...........................      396,953           388,832
                                                  ----------        ----------

NET INCOME.....................................   $   28,239        $   62,756
                                                  ----------        ----------

NET REALIZED AND UNREALIZED GAINS ON
      INVESTMENT TRANSACTIONS:

Net realized gain on investment
transactions...................................       65,478                 -

Net unrealized appreciation during the
period on investment transactions..............    1,810,760                 -
                                                  ----------        ----------

NET GAIN ON INVESTMENT TRANSACTIONS............    1,876,238                 -
                                                  ----------        ----------

NET CHANGE IN NET ASSETS RESULTING FROM
OPERATIONS.....................................   $1,904,477        $   62,756
                                                  ==========        ==========

INCOME PER SHARE...............................   $    0.500        $    0.017
                                                  ==========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..    3,810,535         3,785,535
                                                  ==========        ==========


See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                               FOR THE QUARTER   FOR THE QUARTER
                                               ENDED MARCH 31,   ENDED MARCH 31,
                                                    1998              1997
                                               ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CHANGE IN NET ASSETS RESULTING FROM
   OPERATIONS:                                 $     1,904,477           62,756

Adjustments to reconcile net change in
   net assets resulting from operations
   to net cash provided by operations:
   Purchases of investment securities......... $(1,450,708,964)  (2,258,854,000)
   Sales/maturities of investment securities..   1,451,160,020    2,258,854,000
   Net realized gain from investments.........         (65,478)               -
   Change in unrealized appreciation..........      (1,810,760)               -
      Changes in assets and liabilities:
         Prepaid expenses.....................          30,702           30,225
         Unamortized organization costs.......           8,244            8,278
         Advisery fee payable.................          (9,473)         181,962
         Administration fee payable...........          (5,274)               -
         Professional fee payable.............         (53,033)               -
         Printing fee payable.................          (4,492)               -
         Custody and accounting...............         (10,500)               -
         Directors fee payable................            (292)               -
         Registration payable.................           8,630                -                                             -
         Transfer Agent fee payable...........           6,342                -
         Distributions payable................        (342,948)               -
         Organization costs payable...........         (25,000)         (24,742)
         Offering costs payable...............               -          (25,415)
         Payable to related party.............               -          (88,436)
         Dividend and interest receivable.....         (67,573)               -
         Other assets.........................             246                -
         Other liabilities....................          (6,233)          43,051
                                               ---------------   --------------

         NET CASH PROVIDED BY (USED FOR)
         OPERATING ACTIVITIES.................      (1,895,836)         187,679
                                               ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Subsequent offering........................               -        1,500,000
                                               ---------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES.....               -        1,500,000
                                               ---------------   --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS FOR
   THE PERIOD.................................           8,641        1,637,679
                                               ---------------   --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      24,691,345       36,329,220
                                               ---------------   --------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD.. $    24,699,986   $   38,016,899
                                               ===============   ==============

The Company paid no interest or federal income tax during the period.


See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                  ADDITIONAL       RETAINED          TOTAL
                                       COMMON      PAID IN         EARNINGS      STOCKHOLDERS
                                       STOCK       CAPITAL         (DEFICIT)        EQUITY
                                       -----       -------         ---------        ------
Balance At December 31, 1997........  $38,105     $37,611,421     $ 5,262,089     $42,911,615

Net increase in net assets from
 operations.........................       -                -       1,904,477       1,904,477
                                      -------     -----------     -----------     -----------

Balance at March 31, 1998...........  $38,105     $37,611,421     $ 7,166,566     $44,816,092
                                      =======     ===========     ===========     ===========


See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  SIGNIFICANT ACCOUNTING POLICIES

         The interim financial statements have been prepared by Brantley Capital Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 1997 Annual Report filed on Form 10-K dated March 31, 1998.

         The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations for the three month period ended March 31, 1998, the results of its operations for the three month period ended March 31, 1998, and its cash flows for the three month period ended March 31, 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.


2.  INVESTMENTS, CASH AND CASH EQUIVALENTS

         As of March 31, 1998 and December 31, 1997 the identified cost of investments were $13,144,742 and 13,530,220, respectively.

         Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:


                                         March 31,             December 31,
                                           1998                    1997
                                        (Unaudited)             (Audited)
                                        -----------            ------------
Cash..................................  $    (1,460)           $      1,568
Repurchase Agreement..................
5.28% 4/1/98..........................      504,000
United States Treasury Bill...........
5.30%, 4/16/98........................   24,197,446
1.00%, 1/22/98........................                           24,689,777
                                        -----------            ------------
                                        $24,699,986            $ 24,691,345
                                        ===========            ============

                          BRANTLEY CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                    CONTINUED


3.  INVESTMENT ADVISERY AGREEMENT

         The Company has entered into an investment advisery agreement (the "Advisery Agreement") with Brantley Capital Management, L.L.C. (the "Adviser") under which the Adviser is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisery Agreement. For the quarter ended March 31, 1998 the Adviser earned $274,638 under the Advisery Agreement. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as officer of the Company.


4.  FINANCIAL HIGHLIGHTS


                                                       QUARTER        QUARTER
                                                        ENDED          ENDED
                                                       MARCH 31,     MARCH 31,
    FOR THE PERIODS ENDED                                1998          1997
                                                        ------        ------
    Net Asset Value, Beginning of the Period.......    $ 11.26      $    9.87

    Income from investment operations:
    Net Income.....................................       0.01           0.02
    Net Realized And Unrealized Gain
      on Investments...............................       0.49              -
                                                       -------         ------
      Total from investment operations:............       0.50           0.02
                                                       -------         ------

    Issuance of Shares Subsequent to Initial
      Public Offering at $10 per Share.............          -           0.01
                                                       -------         ------

    Net Asset Value, End of the Period.............    $ 11.76      $    9.90
                                                       =======      =========

    Market Value, End of the Period................    $ 10.75      $    8.88
                                                       =======      =========

    Total  Return, At Market Value.................     11.63%       (11.20)%

    Total Return, At NAV...........................      4.44%          0.30%


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

     The Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company's filings with the Securities and Exchange Commission. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.


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

     Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objectives, available funds are invested in short-term securities. In addition, as more fully described below, the Company has entered into several investments in equity and equity-linked debt securities of private companies which earn regular dividends and interest. Dividend and interest income on investments was $425,192 for the quarter ended March 31, 1998 compared to $451,588 for the quarter ended March 31, 1997. The significant components of total operating expenses were fees of $274,638 to Brantley Capital Management, L.L.C., the Company's investment adviser during the quarter ended March 31, 1998, and other professional fees.

     During the quarter, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $1,876,238. Beginning in the second quarter of 1997, the Company invested in a number of small capitalization public stocks which are subject to general stock market conditions and the four private investments described below. The 1998 unrealized gains (losses) were significantly influenced by general market conditions and the operating performance of the small capitalization public stocks.

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

         At March 31, 1998, the Company had $24,699,986 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At March 31, 1998, the cash was primarily invested in a United States Treasury security.

         At March 31, 1998, the cost of equity and equity-linked debt security investments was $13,144,742 and their aggregate market value was $20,216,460. Management believes the companies identified have significant potential for long-term growth in sales and earnings. Equity and equity-linked debt security investments that individually represent more than 3% of the total assets of the Company at March 31, 1998 were comprised of the following transactions:

         On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc. ("Waterlink"), the Company received warrants to purchase 26, 250 shares of Waterlink common stock at an exercise price of $4.50 per share (the "Waterlink Warrants"). Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. The subordinated note facility was entered into to enable Waterlink to draw down, at its discretion, subordinated debt to help finance a recent acquisition, and provided for the issuance of notes at a 12% interest rate per annum during the first year and 14% per annum thereafter on the utilized portion of the facility, if any, with a final maturity five (5) years from the closing. On June 27, 1997, Waterlink completed its initial public offering of common stock. As a result, Waterlink sold 4,500,000 shares at an $11.00 per share price. Following the Waterlink initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. The Company still holds the Waterlink Warrants. At March 31, 1998, the market price of Waterlink common Stock (NYSE:WLK) closed at $14.00.

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

         On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. ("Fitness Quest"). As a result the Company purchased approximately 788,961 shares of Fitness Quest Series A Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder will be used for potential acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and, at the time of the purchase, had revenues at a $120 million annual sales rate level. The terms of the Preferred Stock provide for payment of a 10% dividend, payable quarterly.

         Fitness Quest showed extraordinary operating results during 1997 growing to $120 million in sales, completing the acquisition of a tread mill manufacturing company, and improving its operating margins and profits. In addition it is currently planning for 1998 sales growth rates of approximately 40% with continued improvement in operating margins and profits. As a result of this performance the Company's market value in its Fitness Quest investment was increased to $5,440,000 during 1997. This valuation was based on P/E ratios, cash flow multiples and other appropriate financial measurements of similar private Companies and was reviewed and approved by its Board of Directors.

     On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). The Company's investment consists of approximately 644,000 shares of Corporate Wings Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% dividend, payable quarterly. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction are being used by Corporate Wings to continue to execute an acquisition strategy. Corporate Wings has been in business since 1978 and had approximately $40 million in sales in 1997.

         At March 31, 1998, the Company had stockholders' equity of $44,816,092, resulting in a net asset value per share of $11.76.


                           PART II. OTHER INFORMATION

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

                                        BRANTLEY CAPITAL CORPORATION



Date: May 14, 1998                      By: /s/ Robert P. Pinkas
                                            ------------------------
                                            Robert P. Pinkas
                                            Chief Executive Officer



Date: May 14, 1998                      By: /s/ Tab A. Keplinger
                                            ------------------------
                                            Tab A. Keplinger
                                            Chief Financial Officer

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


EXHIBIT 27* Financial Data Schedule