Form 10-Q
period 1998-06-30
BRANTLEY CAPITAL CORP
filed 1998-08-14
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998         Commission File Number:  814-00127

                          BRANTLEY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Maryland                                    34-1838462
(State or other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                            Number)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)No ( ).

     The number of shares of common stock outstanding as of June 30, 1998 was 3,810,535.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                                               JUNE 30,
                                                                                 1998       DECEMBER 31,
                                                                              (UNAUDITED)       1997
                                                                              -----------   -----------
                                    ASSETS

Cash and cash equivalents(Note 2)                                             $24,996,256   $24,691,345
Investments, at market (Note 2)                                                19,649,804    18,791,178
Dividends and interest receivable                                                 206,146        70,722
Prepaid insurance                                                                  46,476        92,190
Other assets                                                                       44,519        49,194
Unamortized organization costs                                                    113,526       130,106
                                                                              -----------   -----------
         TOTAL ASSETS                                                         $45,056,727   $43,824,735
                                                                              ===========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Advisory fee payable (Note 3)                                                 $   242,640   $   284,111
Administration fee payable                                                         12,694        18,750
Professional fee payable                                                           40,995       120,088
Distributions payable                                                                --         342,948
Custody and accounting fee                                                          6,967        10,500
Directors fee payable                                                               4,919         4,019
Organization costs payable                                                         42,627        42,627
Offering costs payable                                                             25,490        50,490
Transfer agent fee payable                                                          3,476         1,500
Accrued printing                                                                   30,087        18,000
Other liabilities                                                                   1,918        20,087
                                                                              -----------   -----------
         TOTAL LIABILITIES                                                    $   411,813   $   913,120
                                                                              ===========   ===========

STOCKHOLDERS' EQUITY:
         Common Stock, $0.01 par value;
         25,000,000 shares authorized and
         3,810,535 outstanding                                                $    38,105   $    38,105
         Additional paid in capital                                            37,611,421    37,611,421
         Retained earnings                                                      6,995,388     5,262,089
                                                                              -----------   -----------
         TOTAL STOCKHOLDERS' EQUITY                                            44,644,914    42,911,615
                                                                              ===========   ===========

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $45,056,727   $43,824,735
                                                                              ===========   ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                              1998            1997
                                              ----            ----

INVESTMENT INCOME:
    Interest and dividend income         $   432,573    $   406,273
                                         -----------    -----------
OPERATING EXPENSES:
    Advisory fees                            317,223        270,182
    Administration fees                       17,968         19,946
    Custody and accounting fees               11,899          9,972
    Professional fees                         22,883         31,264
    Directors' fees                            8,691          9,349
    Amortization of organization costs         8,336          8,335
    Other                                     26,465         49,761
                                         -----------    -----------
   TOTAL EXPENSES                            413,465        398,809
                                         -----------    -----------

NET INVESTMENT INCOME                         19,108          7,464
                                         -----------    -----------

REALIZED AND UNREALIZED GAINS
(LOSS) ON INVESTMENT TRANSACTIONS
   Net realized gain (loss) on investment
   transactions                                9,201       (100,209)
   Net unrealized appreciation
   (depreciation) during the period on
   investment transactions                  (161,381)     1,912,746
                                         -----------    -----------

NET GAIN (LOSS) ON INVESTMENT
TRANSACTIONS                                (152,180)     1,812,537
                                         -----------    -----------

NET INCREASE (DECREASE) IN NET
ASSETS RESULTING FROM OPERATIONS         $  (133,072)   $ 1,820,001
                                         ===========    ===========


INCOME (LOSS) PER SHARE                  $     (0.03)   $      0.48
                                         ===========    ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      3,810,535      3,810,535
                                         ===========    ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED)

                                              1998          1997
                                              ----          ----
INVESTMENT INCOME:
    Interest and dividend income         $   857,765   $   857,861
                                         -----------   -----------
OPERATING EXPENSES:
    Advisory fees                            591,862       534,042
    Administration fees                       37,694        39,672
    Custody and accounting fees               21,762        19,835
    Professional fees                         48,923        57,155
    Directors' fees                           17,938        18,596
    Amortization of organization costs        16,580        16,613
    Other                                     75,660       101,728
                                         -----------   -----------
   TOTAL EXPENSES                            810,419       787,641
                                         -----------   -----------

NET INVESTMENT INCOME                         47,346        70,220
                                         -----------   -----------

REALIZED AND UNREALIZED GAINS
(LOSS) ON INVESTMENT TRANSACTIONS
   Net realized gain (loss) on
   investment transactions                    74,679      (100,209)
   Net unrealized appreciation
   during the period on
   investment transactions                 1,649,379     1,912,746
                                         -----------   -----------

NET GAIN ON INVESTMENT
TRANSACTIONS                               1,724,058     1,812,537
                                         -----------   -----------

NET INCREASE IN NET
ASSETS RESULTING FROM OPERATIONS         $ 1,771,404   $ 1,882,757
                                         ===========   ===========


INCOME PER SHARE                         $      0.47   $      0.49
                                         ===========   ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      3,810,535     3,798,172
                                         ===========   ===========


See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                    FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1998                1997
                                                                                  ---------------    ---------------

    NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS:                           $     1,771,404          1,882,757

    Adjustments to reconcile net change in net assets resulting from operations to net cash provided by (used for) operations:
         Purchases of investment securities                                       $(2,972,377,150)   $    (9,568,770)
         Sales/maturities of investment securities                                  2,973,258,790            446,506
         Amortization                                                                     (16,473)            78,358
         Net realized gain (loss) from investments                                        (74,679)           100,209
         Change in unrealized appreciation                                             (1,649,379)        (1,912,746)
              Changes in assets and liabilities:
                  Prepaid expenses                                                         45,714              4,065
                  Unamortized organization costs                                           16,569            (33,805)
                  Advisory fee payable                                                    (41,471)           184,485
                  Administration fee payable                                               (6,056)              --
                  Professional fee payable                                                (79,093)              --
                  Printing fee payable                                                     12,087               --
                  Custody and accounting                                                   (3,533)              --
                  Directors fee payable                                                       900               --
                  Transfer Agent fee payable                                                1,976               --
                  Distributions payable                                                  (342,948)              --
                  Organization costs payable                                                 --              (32,864)
                  Offering costs payable                                                  (25,000)           (26,375)
                  Payable to related party                                                   --              (88,436)
                  Dividend and interest receivable                                       (135,424)           (36,541)
                  Other assets                                                              4,292             (4,543)
                  Other liabilities                                                       (18,169)            28,946
                                                                                  ---------------    ---------------

                  NET CASH PROVIDED BY (USED FOR)
                  OPERATING ACTIVITIES                                                 (1,429,047)       (10,861,511)
                                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued subsequent to initial public offering                            --            1,500,000
Distribution from net investment income                                                   (37,446)           (38,105)
                                                                                  ---------------    ---------------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                      (37,446)         1,461,895
                                                                                  ---------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                    304,911         (7,516,859)
                                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         24,691,345         36,329,220
                                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                      $    24,996,256    $    28,812,361
                                                                                  ===============    ===============

The Company paid no interest or federal income tax during the period.


See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED)

                                                     ADDITIONAL      RETAINED         TOTAL
                                        COMMON        PAID IN        EARNINGS     STOCKHOLDERS
                                        STOCK         CAPITAL       (DEFICIT)        EQUITY

Balance At January 1, 1998          $     38,105   $ 37,611,421   $  5,262,089    $ 42,911,615

Net increase in net assets from
   operations                               --             --        1,771,404       1,771,404

Distributions from net investment
   income                                   --             --          (38,105)        (38,105)
                                    -----------    ------------   ------------    ------------

Balance at June 30, 1998            $     38,105   $ 37,611,421   $  6,995,388    $ 44,644,914
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

         The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the six month period ended June 30, 1998, the results of its operations for the three month period ended June 30, 1998, and its cash flows for the six month period ended June 30, 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.


2.  INVESTMENTS, CASH AND CASH EQUIVALENTS

         As of June 30, 1998 and December 31, 1997, the identified costs of investments were $12,739,468 and 13,530,220, respectively.

         Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

                                                       June 30,                   December 31,
                                                         1998                         1997
                                                      (Unaudited)                   (Audited)
                                                 ----------------------         ------------------

Cash                                             $              41,202          $           1,568

United States Treasury Bill
4.25%  7/2/98                                               24,955,054
1.00%  1/22/98                                                                         24,689,777

                                                 ----------------------         ------------------
                                                 $          24,996,256          $      24,691,345
                                                 ======================         ==================

                          BRANTLEY CAPITAL CORPORATION
           NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


3. INVESTMENT ADVISORY AGREEMENT

       The Company has entered into an investment advisory agreement (the "Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Adviser") under which the Adviser is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. For the six months ended June 30, 1998 the Adviser earned $591,862 under the Advisory Agreement. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as officer of the Company.


4.  FINANCIAL HIGHLIGHTS

                                                SIX MONTHS   SIX MONTHS
                                                   ENDED       ENDED
                                                  JUNE 30,   JUNE 30,
        FOR THE PERIODS ENDED                      1998       1997
                                                ---------  ---------
Net Asset Value, Beginning of the Period        $   11.26  $    9.87

Income from investment operations
Net increase in Net Assets resulting from
   operations                                        0.47       0.49
Distributions from Net Investment Income            (0.01)     (0.01)
                                                ---------  ---------
 Total from investment operations:                   0.46       0.48
                                                ---------  ---------
 Issuance of Shares Subsequent to Initial
   Public Offering at $10 per Share               --            0.01
                                                ---------  ---------

 Net Asset Value, End of the Period             $   11.72  $   10.36
                                                =========  =========

 Market Value, End of the Period                $    9.50  $    9.50
                                                =========  =========

 Total  Return, At Market Value                     (1.27)%    (4.90)%

 Total Return, At NAV                                4.17%      5.07%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Brantley Capital Corporation ( the "Company") is a closed end, non-diversified investment company that has elected to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "Act"). The Company invests primarily in the equity and equity-linked debt securities of private companies. The Company's principal investment objective is the realization of long-term appreciation in the value of its investments.

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

         Pending the completion of equity and equity-linked debt securities that meet the Company's investment objectives, available funds are invested in short-term securities. In addition, as more fully described below, the Company has entered into several investments in equity and equity-linked debt securities of private companies which earn regular dividends and interest. Dividend and interest income on short-term investments was $432,573 and $857,765, respectively, for the quarter and six months ended June 30, 1998 compared to $406,273 and $857,861, respectively, for the quarter and six months ended June 30, 1997. The significant components of total operating expenses for the quarter and six months ended June 30, 1998 were fees of $317,223 and $591,862, respectively, to Brantley Capital Management, L.L.C., the Company's Investment Adviser (the "Adviser"), and other professional fees.

         The Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains(losses) on investment transactions for the quarter and six months ended June 30, 1998 of ($152,180) and $1,724,058, respectively, and $1,812,537 for both the quarter and six months ended June 30, 1997. Beginning in the second quarter of 1997, the Company invested in a number of small capitalization public stocks which are subject to general stock market conditions. The 1998 unrealized gains (losses) were significantly influenced by general market conditions and the operating performance of the small capitalization public stocks as well as the performance of the Waterlink, Inc. common stock as more fully described below.

         Like other business development companies, mutual funds, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems used by the Company's Adviser, third party administrator, custodian and transfer agent do not properly process and calculate date-related information from and after January 1, 2000. Accounting and custodial services are provided to the Company by State Street Bank & Trust Company. Transfer agency services are provided by Boston Equiserv. The Company has made inquiries to the Adviser, State Street Bank & Trust Company, and Boston Equiserv regarding whether they expect to have their respective computer systems adjusted for the year 2000 transition. While there can be no assurances that the steps being taken by these service providers will be sufficient to avoid any adverse impact on the Company, all of these service providers have reported that they expect their systems to be in compliance with year 2000 requirements prior to that time.




FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1998.

         At June 30, 1998, the Company had $24,996,256 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At June 30, 1998, the cash was primarily invested in a United States Treasury security.


         At June 30, 1998, the cost of equity and equity-linked debt security investments was $12,739,468 and their aggregate market value was $19,649,804. Original equity and equity-linked debt security investments that individually represent more than 3% of the total assets of the Company at June 30, 1998 were comprised of the following transactions:

         On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc. ("Waterlink"), the Company received warrants to purchase 26, 250 shares of Waterlink common stock at an exercise price of $4.50 per share (the "Waterlink Warrants"). Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. On June 27, 1997, Waterlink completed its initial public offering of common stock pursuant to which Waterlink sold 4,500,000 shares at an $11.00 per share price. Following the Waterlink initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. The Company still holds the Waterlink Warrants. At June 30, 1998, the market price of Waterlink common stock (NYSE:WLK) closed at $8.625 compared with a $16.5 closing price at March 31, 1998.

         On September 30, 1997, the Company entered into a $1.5 convertible junior subordinated promissory note facility for Health Care Solutions, Inc. ("Health Care Solutions"). Health Care Solutions is an acquisition strategy company in the home healthcare services market and is currently at a $50 million annual sales rate level with a strong presence in the Midwest and Great Lakes States region. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering ("IPO") price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrant may not be exercised until the earlier of September 30, 1998 or the occurrence of certain events. The warrants are currently not exercisable. The proceeds of the notes will be used by Health Care Solutions to help finance current and future acquisitions.

         On December 16, 1997, pursuant to an exemptive order from the Securities and Exchange Commission as previously disclosed, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. (an affiliate) in a $3.85 million preferred stock issue for Fitness Quest, Inc. ("Fitness Quest"). As a result the Company purchased 788,961 shares of Fitness Quest Series A Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder will be used for potential acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and, at the time of the purchase, had revenues at a $120 million annual sales rate level. The terms of the Preferred Stock provide for payment of a 10% dividend, payable quarterly.

         During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. In addition, it is planning for 1998 sales growth rates of approximately 40% with continued improvement in operating margins and profits. The Company's Board of Directors, after a complete evaluation, made a determination to increase the Company's market value in its Fitness Quest investment in 1997 to $5,440,000 resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on P/E ratios, cash flow multiples and other appropriate financial measurements of similar private companies.

         On December 23, 1997, pursuant to an exemptive order from the Securities and Exchange Commission as previously disclosed, the Company funded a $2.1 million commitment to investment with Brantley Venture Partners III, L.P. (an affiliate) in a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). The Company's investment consists of approximately 644,000 shares of Corporate Wings Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% dividend, payable quarterly. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. Corporate Wings has been in business since 1978 and had approximately $40 million in sales in 1997. Recently Corporate Wings completed the acquisition of a $60 million fixed based operator in the northeastern United States putting the Company over the $100 million revenue level.

         On August 13, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million Subordinated Debt Facility with Warrants to Disposable Products Company, LLC. ("DPC"). DPC is an acquisition strategy company in the business of manufacturing and converting of paper and nonwoven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Upon completion of a pending acquisition, DPC will have revenues of approximately $25.0 million. The terms of the debt facility calls for an 11% interest rate per annum with a final maturity five years from the closing. The Company will also receive a detachable common stock purchase warrant exercisable into 5% of the fully-diluted common stock of DPC at the time of exercise at a nominal exercise price. The proceeds of the facility will be used to finance current and future acquisitions.


         At June 30, 1998, the Company had stockholders' equity of $44,644,914, resulting in a net asset value per share of $11.72.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The 1998 Annual Meeting of Shareholders of Brantley Capital Corporation was convened on Tuesday, May 26, 1998 at 2:00 PM. At the meeting Ernst & Young LLP was selected to continue as the Company's independent public accountants and five directors were elected, namely Robert P. Pinkas, L. Patrick Bales, Benjamin F. Bryant, Peter Saltz, and Paul H. Cascio. Each of Michael J. Finn's and Richard Moodie's term as a director continued after the meeting. The following table sets forth the name and expiration date for each member of the Board of Directors after such election.



                                                             TERM
                                   NAME                    EXPIRES

                        Michael J. Finn                     1999
                        Richard Moodie                      2000
                        Paul H. Cascio                      2001
                        Peter Saltz                         2001
                        Benjamin F. Bryan                   2002
                        Robert P. Pinkas                    2003
                        L. Patrick Bales                    2003


Subsequent to the above election, the annual meeting was adjourned and then reconvened on July 15, 1998 for the sole purpose of voting on the final item of business, a proposal to amend and restate the charter. The proposal was approved and the annual meeting was then adjourned. The following table sets for the final tabulation of votes for all issues presented before the shareholders.

                                                                     AUTHORITY                BROKER
                PROPOSAL                       FOR         AGAINST    WITHHELD    ABTAIN     NON-VOTES

DIRECTORS:
     Robert P. Pinkas                       3,697,697         -        10,213       -            -
     L. Patrick Bales                       3,697,497         -        10,413       -            -
     Benjamin F. Bryant                     3,697,697         -          -          -            -
     Peter Saltz                            3,697,697         -          -          -            -
     Paul H. Cascio                         3,697,697         -          -          -            -

CHARTER AMENDMENT                           1,909,800      58,024        -       172,724     1,598,534

INDEPENDENT PUBLIC ACCOUNTANTS              3,682,062       9,882        -        15,966         -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.         Exhibits
                  Reference is made to the Exhibit Index that is found on page 15 of this Form 10-Q.

         b.       Reports on Form 8-K
                  No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BRANTLEY CAPITAL CORPORATION


Date:  August 14, 1998                             By: /s/ Robert P. Pinkas
                                                         Robert P. Pinkas
                                                         Chief Executive Officer


Date: August 14, 1998                              By: /s/ Tab A. Keplinger
                                                         Tab A. Keplinger
                                                         Chief Financial Officer

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