Form 10-Q
period 1998-09-30
BRANTLEY CAPITAL CORP
filed 1998-11-13
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1998       COMMISSION FILE NUMBER: 814-00127

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of September 30, 1998 was 3,810,535.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                              SEPTEMBER 30,
                                                                  1998         DECEMBER 31,
                                                               (UNAUDITED)         1997
                                                              -------------    ------------
          ASSETS
Cash and cash equivalents (Note 2)..........................   $23,255,702     $24,691,345
Investments, at market (Note 2).............................    17,894,541      18,791,178
Dividends and interest receivable...........................       296,884          70,722
Other assets................................................       168,603         271,490
                                                               -----------     -----------
          TOTAL ASSETS......................................   $41,615,730     $43,824,735
                                                               ===========     ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Advisory fee payable (Note 3)...............................   $   307,379     $   284,111
Administration fee payable..................................        26,149          30,750
Professional fee payable....................................        49,406         120,088
Distributions payable.......................................            --         342,948
Organization and offering costs payable.....................        68,117          93,117
Other liabilities...........................................        23,547          42,106
                                                               -----------     -----------
          TOTAL LIABILITIES.................................   $   474,598     $   913,120
                                                               ===========     ===========
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 25,000,000 shares
     authorized and 3,810,535 outstanding...................   $    38,105     $    38,105
  Additional paid in capital................................    37,611,421      37,611,421
  Retained earnings.........................................     3,491,606       5,262,089
                                                               -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY........................    41,141,132      42,911,615
                                                               ===========     ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $41,615,730     $43,824,735
                                                               ===========     ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS

                      FOR THREE MONTHS ENDED SEPTEMBER 30

                                  (UNAUDITED)

                                                                 1998           1997
                                                              -----------    ----------
INVESTMENT INCOME:
  Interest and dividend income..............................  $   527,119    $  409,442
                                                              -----------    ----------
OPERATING EXPENSES:
  Advisory fees.............................................      384,479       311,600
  Administration fees.......................................       29,941        30,247
  Professional fees.........................................       19,532        66,402
  Other.....................................................       63,817        91,675
                                                              -----------    ----------
  TOTAL EXPENSES............................................      497,769       499,924
                                                              -----------    ----------
NET INVESTMENT INCOME (LOSS)................................       29,350       (90,482)
                                                              -----------    ----------
REALIZED AND UNREALIZED GAINS (LOSS) ON INVESTMENTS
     Net realized gain (loss) on investment transactions....       (4,679)      511,681
     Net unrealized appreciation (depreciation) on
      investments...........................................   (3,528,453)      584,537
                                                              -----------    ----------
NET GAIN (LOSS) ON INVESTMENTS..............................   (3,533,132)    1,096,218
                                                              -----------    ----------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS................................................  $(3,503,782)   $1,005,736
                                                              ===========    ==========
INCOME (LOSS) PER SHARE.....................................  $     (0.92)   $     0.27
                                                              ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............    3,810,535     3,810,535
                                                              ===========    ==========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                       FOR NINE MONTHS ENDED SEPTEMBER 30

                                  (UNAUDITED)

                                                                 1998           1997
                                                              -----------    ----------
INVESTMENT INCOME:
  Interest and dividend income..............................  $ 1,384,884    $1,267,303
                                                              -----------    ----------
OPERATING EXPENSES:
  Advisory fees.............................................      976,341       845,642
  Administration fees.......................................       89,397        89,754
  Professional fees.........................................       68,455       123,557
  Other.....................................................      173,995       228,612
                                                              -----------    ----------
  TOTAL EXPENSES............................................    1,308,188     1,287,565
                                                              -----------    ----------
NET INVESTMENT INCOME (LOSS)................................       76,696       (20,262)
                                                              -----------    ----------
REALIZED AND UNREALIZED GAINS (LOSS) ON INVESTMENTS
     Net realized gain on investment transactions...........       70,000       411,472
     Net unrealized appreciation (depreciation) on
      investments...........................................   (1,879,074)    2,497,283
                                                              -----------    ----------
NET GAIN (LOSS) ON INVESTMENTS..............................   (1,809,074)    2,908,755
                                                              -----------    ----------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS................................................  $(1,732,378)   $2,888,493
                                                              ===========    ==========
INCOME (LOSS) PER SHARE.....................................  $     (0.45)   $     0.76
                                                              ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............    3,810,535     3,802,293
                                                              ===========    ==========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                       FOR NINE MONTHS ENDED SEPTEMBER 30

                                  (UNAUDITED)

                                                                   1998              1997
                                                              ---------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS:.......  $    (1,732,378)      2,888,493
  Adjustments to reconcile net change in net assets
     resulting from operations to net cash (used for)
     operations:
       Purchases of investment securities...................  $(4,514,795,417)   $(13,070,554)
       Sales/maturities of investment securities............    4,513,882,980       5,213,953
       Net realized (gain) from investments.................          (70,000)       (411,472)
       Change in unrealized (appreciation) depreciation.....        1,879,074      (2,497,283)
       Changes in assets and liabilities:
          Other assets......................................          102,887         (84,947)
          Payable for investments purchased.................               --       1,500,100
          Advisory fee payable..............................           23,268         206,200
          Administration fee payable........................           (4,601)             --
          Professional fee payable..........................          (70,682)             --
          Distributions payable.............................         (342,948)             --
          Organization and offering costs payable...........          (25,000)        (61,340)
          Payable to related party..........................               --         (88,436)
          Dividend and interest receivable..................         (226,162)           (646)
          Other liabilities.................................          (18,559)         54,539
                                                              ---------------    ------------
          NET CASH (USED FOR) OPERATING ACTIVITIES..........       (1,397,538)     (6,351,393)
                                                              ---------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shares issued subsequent to initial
          public offering...................................               --       1,500,000
       Distribution from net investment income..............          (38,105)        (63,000)
                                                              ---------------    ------------
          NET CASH PROVIDED BY (USED FOR) FINANCING
            ACTIVITIES......................................          (38,105)      1,437,000
                                                              ---------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD......       (1,435,643)     (4,914,393)
                                                              ---------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       24,691,345      36,329,220
                                                              ---------------    ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD................  $    23,255,702    $ 31,414,827
                                                              ===============    ============

The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR NINE MONTHS ENDED SEPTEMBER 30

                                  (UNAUDITED)

                                          ADDITIONAL       TOTAL        RETAINED
                                            COMMON        PAID IN       EARNINGS      STOCKHOLDERS
                                            STOCK         CAPITAL       (DEFICIT)        EQUITY
                                          ----------    -----------    -----------    ------------
Balance at January 1, 1997..............   $36,605      $36,112,921    $    (7,222)   $36,142,304
Net increase in net assets from
  operations............................        --               --      5,713,364      5,713,364
Distributions from :
Net investment income...................        --               --        (23,084)       (23,084)
Realized gains..........................        --               --       (420,969)      (420,969)
Issuance of 150,000 shares subsequent to
  initial public offering...............     1,500        1,498,500             --      1,500,000
                                           -------      -----------    -----------    -----------
Balance At December 31, 1997............   $38,105      $37,611,421    $ 5,262,089    $42,911,615
                                           -------      -----------    -----------    -----------
Net increase (decrease) in net assets
  from operations.......................        --               --     (1,732,378)    (1,732,378)
Distributions from net investment
  income................................        --               --        (38,105)       (38,105)
                                           -------      -----------    -----------    -----------
Balance at September 30, 1998...........   $38,105      $37,611,421    $ 3,491,606    $41,141,132
                                           =======      ===========    ===========    ===========

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

       The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for the nine month period ended September 30, 1998, the results of its operations for the three month period ended September 30, 1998, and its cash flows for the nine month period ended September 30, 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

2. INVESTMENTS, CASH AND CASH EQUIVALENTS

       As of September 30, 1998 and December 31, 1997, the identified costs of investments were $14,440,768 and 13,530,220, respectively.

       Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1998            1997
                                                                   (UNAUDITED)     (AUDITED)
                                                                  -------------   ------------
    Cash........................................................   $    21,135    $     1,568
    United States Treasury Bill
      3.90% 11/5/98.............................................    23,234,567
      1.00% 1/22/98.............................................                   24,689,777
                                                                   -----------    -----------
                                                                   $23,255,702    $24,691,345
                                                                   ===========    ===========

3. INVESTMENT ADVISORY AGREEMENT

       The Company has entered into an investment advisory agreement (the "Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Adviser") under which the Adviser is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. For the nine months ended September 30, 1998 the Adviser earned $976,341 under the Advisory Agreement. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as officer of the Company.

                          BRANTLEY CAPITAL CORPORATION

4. FINANCIAL HIGHLIGHTS

                                                                 NINE MONTHS           NINE MONTHS
                                                                    ENDED                 ENDED
                     FOR THE PERIODS ENDED                    SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                     ---------------------                    ------------------    ------------------
    Net Asset Value, Beginning of the Period................       $ 11.26                $ 9.87
    Income from investment operations:
    Net increase (decrease) in Net Assets resulting from
      operations............................................         (0.45)                 0.76
    Distributions from Net Investment Income................         (0.01)                (0.02)
                                                                   -------                ------
    Total from investment operations........................         (0.46)                 0.74
                                                                   -------                ------
    Issuance of Shares Subsequent to Initial Public Offering
      at $10 per Share......................................            --                  0.01
                                                                   -------                ------
    Net Asset Value, End of the Period......................       $ 10.80                $10.62
                                                                   =======                ======
    Market Value, End of the Period.........................       $  6.88                $ 9.25
                                                                   =======                ======
    Total Return, At Market Value...........................        (28.49)%               (7.35)%
    Total Return, At NAV....................................         (3.99)%                7.78%

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

     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company's filings with the Securities and Exchange Commission. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

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

     Pending the completion of equity and equity-linked debt securities that meet the Company's investment objectives, available funds are invested in short-term securities. In addition, as more fully described below, the Company has entered into several investments in equity and equity-linked debt securities of private companies which earn regular dividends and interest. Dividend and interest income on investments was $527,119 and $1,384,884, respectively, for the quarter and nine months ended September 30, 1998 compared to $409,442 and $1,267,303, respectively, for the quarter and nine months ended September 30, 1997. The significant components of total operating expenses for the quarter and nine months ended September 30, 1998 were fees of $384,479 and $976,341, respectively, to Brantley Capital Management, L.L.C., the Company's Investment Adviser (the "Adviser").

     The Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains(losses) on investment transactions for the quarter and nine months ended September 30, 1998 of ($3,533,132) and ($1,809,074), respectively, and $1,096,218 and $2,908,755 for the quarter and nine months ended September 30, 1997. Beginning in the second quarter of 1997, the Company invested in a number of small capitalization public stocks which are subject to general stock market conditions. During the quarter ended September 30, 1998, the small cap public stock markets experienced overall declines as measured by the Russell 2000 Index which lost 31% of its value between July 17, 1998 and October 9, 1998. Since then, the markets have rebounded, increasing 23% from October 9, 1998 to November 4, 1998. The unrealized gains (losses) for the quarter ended September 30, 1998 were significantly influenced by these general market conditions.

     Like other business development companies, mutual funds, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems used by the Adviser, third party administrator, custodian and transfer agent do not properly process and calculate date-related information from and after January 1, 2000. Significant accounting and custodial services of the fund are provided by State Street Bank & Trust Company. In addition, transfer agency services are provided by Boston Equiserv. The Company has made inquiries to the Adviser, State Street Bank & Trust Company, and Boston Equiserv regarding whether they expect to have their computer systems year 2000 compliant. Reports describing the progress State Street Bank & Trust Company and Boston Equiserv are making in preparation for January 1, 2000 are reviewed on a regular basis. While there can be no assurances that the steps being taken by these service providers will be sufficient to avoid any adverse impact on the Company, all of these service providers have reported that they expect their systems to be in compliance with year 2000 requirements prior to that time. While all of the company's service providers are reporting an appropriate state of readiness, the risk of a service provider failing to be year 2000 compliant could mean many things based upon the specific conditions of non-compliance. As such the Company is regularly monitoring the projected readiness of its service providers to establish optimal time frames in which to invoke contingency efforts should a year 2000 transition plan fail. These contingency efforts may involve the development of alternative operational procedures or, in a worse case scenario, requests for proposals to identify alternative service providers prior to January 1, 2000. Because the Company uses third parties for nearly all of its operating and administrative activities, it has no material computer systems to maintain itself, and as such, the cost of complying with the year 2000 issue is expected to be minimal.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1999.

     At September 30, 1998, the Company had $23,255,702 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At September 30, 1998, the cash was primarily invested in a United States Treasury security.

     At September 30, 1998, the cost of equity and equity-linked debt security investments was $14,440,768 and their aggregate market value was $17,894,541. Original equity and equity-linked debt security investments that individually represent more than 3% of the total assets of the Company at September 30, 1998 were comprised of the following transactions:

  Waterlink, Inc.

     On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc. ("Waterlink"), the Company received warrants to purchase 26, 250 shares of Waterlink common stock at an exercise price of $4.50 per share (the "Waterlink Warrants"). Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. On June 27, 1997, Waterlink completed its initial public offering of common stock pursuant to which Waterlink sold 4,500,000 shares at an $11.00 per share price. Following the Waterlink initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. The Company still holds the Waterlink Warrants. At September 30, 1998, the market price of Waterlink common Stock (NYSE:WLK) closed at $2.75.

  Health Care Solutions, Inc.

     On September 30, 1997, the Company entered into a $1.5 million convertible junior subordinated promissory note facility for Health Care Solutions, Inc. ("Health Care Solutions"). Health Care Solutions is an acquisition strategy company in the home healthcare services market and is currently at a $50 million annual sales rate level with a strong presence in the Midwest and Great Lakes States region. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering ("IPO") price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The proceeds of the notes will be used by Health Care Solutions to help finance current and future acquisitions.

  Fitness Quest, Inc.

     On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. ("Fitness Quest"). As a result the Company purchased 788,961 shares of Fitness Quest Series A Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder will be used for potential acquisitions. Fitness Quest has been in the fitness promotional products business since 1994. The terms of the Preferred Stock provide for payment of a 10% dividend, payable quarterly.

     During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. In addition, it is planning for 1998 sales growth rates of approximately 40% with continued improvement in operating margins and profits. The Company's Board of Directors, after a complete evaluation, made a determination to increase the Company's market value in its Fitness Quest investment in 1997 to $5,440,000 resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies.

     During September 1998, the Company funded a $701,300 commitment to invest with Brantley Venture Partners III, L.P. in a $2.0 million senior subordinated debt investment in Fitness Quest. The note matures on March 31, 1999 and calls for a 10% interest rate per annum. In addition the Company will receive a warrant to purchase 72,550 shares of Fitness Quest stock for $.01 per share. The proceeds of the investment will be used to fund Fitness Quest's working capital needs as it prepares for the upcoming holiday season.

  Corporate Wings, Inc.

     On December 23, 1997, the Company funded a $2.1 million commitment to invest with Brantley Venture Partners III, L.P. in a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). The Company's investment consists of approximately 644,000 shares of Corporate Wings Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% dividend, payable quarterly. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. Corporate Wings has been in business since 1978 and had approximately $40 million in sales in 1997. Recently the Company completed the acquisition of a $60 million fixed based operator in the northeastern United States putting the Company over the $100 million revenue level.

  Disposable Products Company, LLC.

     On August 10, 1998, The Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million Subordinated Debt Facility with Warrants to Disposable Products Company, LLC. ("DPC"). DPC is an acquisition strategy company in the business of manufacturing and converting of paper and nonwoven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition the company is a converter and reseller of other safety and industrial/janitorial products. Upon completion of a pending acquisition, the company will have revenues of approximately $25.0 million. The terms of the debt facility calls for a 12% interest rate per annum with a final maturity five years from the closing. Brantley will also receive a detachable common stock purchase warrant exercisable into 5% of the fully-diluted common stock of the company at the time of exercise at a nominal exercise price. The proceeds of the facility will be used to finance current and future acquisitions.

     At September 30, 1998, the Company had stockholders' equity of $41,141,132, resulting in a net asset value per share of $10.80.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The deadline for stockholders to submit proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders is December 15, 1998. Any proposals submitted other than pursuant to Rule 14a-8 must be received by the Company no later than March 19, 1999 or such proposals will be considered untimely, in which case the Company's proxy for its 1999 Annual Meeting of Stockholders may confer discretionary voting authority regarding such matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits
      Reference is made to the Exhibit Index that is found on page 14 of this Form 10-Q.

     b. Reports on Form 8-K
       No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BRANTLEY CAPITAL CORPORATION


Date: November 13, 1998                                  By: /s/ ROBERT P. PINKAS
                                                         --------------------------------------------------------
                                                             Robert P. Pinkas
                                                             Chief Executive Officer

Date: November 13, 1998                                  By: /s/ TAB A. KEPLINGER
                                                         --------------------------------------------------------
                                                             Tab A. Keplinger
                                                             Chief Financial Officer

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