Form 10-K405
period 1998-12-31
BRANTLEY CAPITAL CORP
filed 1999-03-31
CIK 1021009

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER: 814-00127

                          BRANTLEY CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                       34-1838462
--------------------------------------------    --------------------------------------------
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

           20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44126 (Address of principal executive offices including zip code)

                                 (216) 283-4800
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was $23,265,576, based on the last sale price of such stock as quoted by NASDAQ on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

     The number of shares of common stock outstanding as of March 22, 1999 was 3,810,535.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Brantley Capital Corporation's Proxy Statement to be filed on or about April 15, 1999 (incorporated into Part III of this Form 10-K)

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item  1.    Business....................................................      1
Item  2.    Properties..................................................      5
Item  3.    Legal Proceedings...........................................      5
Item  4.    Submission of Matters to a Vote of Security Holders.........      5

                                    PART II
Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................      5
Item  6.    Selected Financial Data.....................................      5
Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................      6
Item  7A.   Quantitative and Qualitative Disclosures About Market
              Risk......................................................     10
Item  8.    Financial Statements and Supplementary Data.................     11
Item  9.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................     23

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     23
Item 11.    Executive Compensation......................................     23
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     23
Item 13.    Certain Relationships and Related Transactions..............     23

                                    PART IV
Item 14.    List of Financial Statements, Financial Statement Schedules,
              Exhibits, and Reports on Form 8-K.........................     24

Signatures..............................................................     25
Exhibit Index...........................................................     26

                                     PART I

ITEM 1. BUSINESS

     Brantley Capital Corporation (the "Company") is a closed-end, non-diversified investment company incorporated on August 1, 1996 under the General Corporation Law of the State of Maryland, that has elected to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "Act"). The Company invests primarily in the equity securities (for example, common stock, preferred stock, convertible preferred stock, or options, warrants or rights to acquire stock) and equity-linked debt securities (for example, convertible debt or indebtedness accompanied by warrants, options or rights to acquire stock) of private companies. The Company also invests a portion of its assets in small-cap public companies (as defined below). The Company's investment objective is the realization of long-term capital appreciation in the value of its investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies. Finally, the Company seeks to preserve the long-term value for its shareholders through its investing and operating policies.

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

     With respect to its investments in small-cap public companies, the Company's primary focus is on post-venture companies that the Investment Adviser (as defined below) believes to have significant potential for growth in sales and earnings. A "post-venture" company is a company that has received venture capital or private equity financing either (a) during the early stages of the company's business or the early stages of the development of a new product or service, or (b) as part of a restructuring or recapitalization of the company. The Company generally limits its post-venture investments to companies which, within the prior ten (10) years, have received an investment of venture or private equity capital, have sold or distributed securities to venture or private equity capital investors, or have completed an initial public offering of equity securities.

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

INVESTMENT ADVISER

     Brantley Capital Management, Ltd., 20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122, serves as the investment adviser (the "Investment Adviser") to the Company pursuant to an agreement (the "Investment Advisory Agreement") with an initial term of two (2) years, renewable from year to year thereafter if it is approved annually by the Company's Board of Directors or by vote of a majority of the Company's outstanding shares of capital stock (including, in either instance, approval by Company directors who are not interested persons). The Investment Advisory Agreement is subject to renewal on November 26, 1999. The Investment Adviser is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments and for management oversight of the Company's records and financial reporting requirements. The Company pays the Investment Adviser an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. The Investment Adviser is responsible for the salaries and expenses of its own personnel, office space costs, and local telephone and administrative support costs.

NATURE OF INVESTMENTS IN PORTFOLIO COMPANIES

     The Company currently maintains an investment strategy in which investments in portfolio companies are, and will continue to be, in the form of equity or some combination of debt with equity, but will always include some equity feature through which the Company can participate in the growth in the value of the underlying businesses. The Company's investment in a given portfolio company may consist of common stock, preferred stock (which may or may not be convertible into common stock), debentures (which may or may not be convertible into common stock and may or may not be subordinated), warrants to purchase common stock, or some combination thereof. The Company generally structures, and anticipates that it will continue to generally structure, its investments in privately-owned portfolio companies with the intention of having the investments achieve liquidity within eighteen (18) months to three (3) years from the respective dates of the investments, although there can be no assurance that such time frame will be met and situations may arise in which the Company may hold securities for a longer period.

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

     The investment process includes the identification, evaluation, negotiation, documentation and closing of the investment. The evaluation of a potential investment includes due diligence, which involves review of historical and prospective financial information, and which, particularly in the case of a privately-owned company, usually involves on-site visits; interviews with management, employees, customers and vendors of the potential portfolio company; and background checks and research relating to its management, markets, products and services.

     Upon the completion of due diligence and a decision to proceed with an investment in a private company, the Investment Adviser creates an investment memorandum containing information pertinent to the investment for presentation to the Company's Board of Directors, which must approve the investment. Additional due diligence with respect to any investment by the Company may be conducted by the Company's attorneys and independent accountants prior to the closing of the investment.

SELECTION OF INVESTMENTS

     As a general rule, most of the Company's investments are, and the Company anticipates that they will continue to be, in small- to medium-sized companies with total assets or annual sales under $500,000,000. Many of these companies may have very limited operating histories. The Company's main criteria for the selection of investments in portfolio companies have remained consistent since the Company's formation. Each investment includes portfolio companies that have the potential for substantial growth in sales and earnings. The Company seeks to identify companies which management believes have significant opportunities in the markets they serve or that have devised innovative products, services or ways of doing business that afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition. In addition, the

Company invests in companies seeking to consolidate fragmented industries. Often, such consolidations can improve performance by bringing experienced management, economies of scale and greater capital resources to bear on businesses that might have lacked such management, economies and resources in the past.

     In evaluating potential portfolio companies, the Company pays particular attention to the following characteristics:

     MANAGEMENT. The Company seeks investments in companies whose management teams consist of talented individuals of high integrity with significant experience. The Company pays particular attention to the depth of the management team and the extent to which key managers have an ownership interest in the portfolio company.

     OPPORTUNITY FOR SIGNIFICANT INFLUENCE. The Company favors investments in companies in which it has the opportunity to become a partner in the building of such companies, rather than being a mere financial participant. In addition, the Company seeks investments in which its representatives will play a role in setting corporate strategies for the portfolio companies, and will be in a position to advise such companies regarding important decisions affecting their businesses, including acquisitions for such companies, recruiting key managers, and securing equity and debt financing.

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

     ABILITY TO ACHIEVE LIQUIDITY. With respect to its investments in private companies, the Company considers the potential and likely means for achieving the liquidity that would ultimately enable the Company to achieve cash value for its equity investments. Possible ways of achieving liquidity include an initial public offering of the portfolio company, a sale of the portfolio company to a third party or a purchase by the portfolio company (or its managers) of the Company's equity interest.

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

POTENTIAL CO-INVESTMENTS AND FOLLOW-ON INVESTMENTS

     The Company has, and anticipates, "co-investing" with existing affiliates of the Company and the Investment Adviser, as well as with other future affiliates, in specified amounts and on terms and conditions that are the same in all material respects, subject to the availability of capital for investment on the part of the Company and each such affiliate and certain other conditions. At the present time, affiliates of the Company and the Investment Adviser include certain venture capital investment partnerships in which certain officers and directors of the Company and officers of the Investment Adviser serve as general partners of such investment partnerships' general partner. Theses investment partnerships include Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. On November 18, 1997, the Company received an exemptive order from the Securities and Exchange Commission (the "Commission") that, subject to certain terms and conditions, relieves the Company from certain provisions of the Act to permit certain joint transactions with the investment partnerships. No violations of the Act existed as a result of investments made before obtaining exemptive relief.

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

EMPLOYEES

     The Company has no employees. Pursuant to the terms of the Investment Advisory Agreement, the Investment Adviser supplies all of the personnel necessary to operate the Company's business.

ITEM 2. PROPERTIES

     The Company does not own or lease any properties or other intangible assets.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

     The Company's common stock is traded on the NASDAQ Small Cap Market System ("NASDAQSCM") under the symbol "BBDC." The following table sets forth, for the period indicated, high and low closing prices per share:

                                           HIGH         LOW
                                          -------      ------
January 1, 1998 -- March 31, 1998.......  $10.875      $8.875
April 1, 1998 -- June 30, 1998..........  $11.50       $9.50
July 1, 1998 -- September 30, 1998......  $ 9.813      $6.75
October 1, 1998 -- December 31, 1998....  $ 8.125      $6.125
January 1, 1997 -- March 31, 1997.......  $10.00       $8.875
April 1, 1997 -- June 30, 1997..........  $10.00       $8.50
July 1, 1997 -- September 30, 1997......  $ 9.75       $8.50
October 1, 1997 -- December 31, 1997....  $ 9.625      $8.625

     At March 22, 1999, there were approximately 80 shareholders of record of the Company's common stock with a market price of $7.25 per share. There are 10,535 unregistered shares of common stock issued by the Company pursuant to a sale of such shares to the Company's Chief Executive and Chief Operating Officers at the Company's formation. The sale was subject to the terms, conditions and price of the initial public offering.

     During the year ended December 31, 1998 the Company declared a $.01 dividend on July 31, 1998. During the year ended December 31, 1997, the Company declared the following dividends.

April 15, 1997........................  $.01
July 15, 1997.........................  $.01
October 16, 1997......................  $.01
December 18, 1997.....................  $.09

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

     Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies. Dividend and interest income on investments was $361,085 and $1,745,969 respectively, for the quarter and twelve months ended December 31, 1998. The significant components of total operating expenses were fees of $1,325,320 to the Investment Adviser during the year ended December 31, 1998, and other professional fees.

     During the quarter and twelve months ended December 31, 1998, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $8,946,106 and $7,137,032, respectively. During 1998, the Company was invested in small capitalization public stocks which are subject to general stock market conditions and the five private investments described below. The 1998 unrealized gains (losses) were significantly influenced by general market conditions and the operating performance of Corporate Wings, Inc. as more fully described below.

     Like other business development companies, mutual funds, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems used by the Investment Adviser and third party administrator, custodian and transfer agent do not properly process and calculate date-related information from and after January 1, 2000. Significant accounting and custodial services of the Company are provided by State Street Bank & Trust Company. In addition, transfer agency services are provided by Boston Equiserv. The Company has made inquiries to the Investment Adviser, State Street Bank & Trust Company, and Boston Equiserv regarding whether they expect to have their computer systems year 2000 compliant. Reports describing the progress of State Street Bank & Trust Company and Boston Equiserv in preparing for January 1, 2000 are reviewed on a regular basis. While there can be no assurances that the steps being taken by the service providers will be sufficient to avoid any adverse impact on the Company, all of these service providers have reported that they expect their systems to be in compliance with year 2000 requirements prior to that time. While all of the Company's service providers are reporting an appropriate state of readiness, the risk of a service provider failing to be year 2000 compliant could mean many things based upon the specific conditions of non-compliance. As such, the Company is regularly monitoring the projected readiness of its service providers to establish optimal time frames in which to invoke contingency efforts should a year 2000 transition plan fail. These contingency efforts may involve the development of alternative operational procedures or, in a worse case scenario, requests for proposals to identify alternative service providers prior to January 1, 2000. Because the Company uses third parties for nearly all of its operating and administrative activities, it has no material computer systems to maintain itself, and as such, the cost of complying with the year 2000 issue is expected to be minimal.

     Year 2000 issues can also increase the risks of the Company's investments. To assess the potential effect of year 2000 issues, the Adviser reviews information regarding the year 2000 readiness of issuers of securities the Company may purchase. However, this may be difficult with certain issuers. For example, the Company primarily invests in the equity and equity-linked debt securities of private companies which are not required to publish detailed information regarding their year 2000 readiness. The financial impact of these year 2000 issues is under continual evaluation. There can be no assurance that potential year 2000 problems of issuers of securities purchased by the Company would not have a material adverse effect on the Company's performance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 1999.

     At December 31, 1998, the Company had $22,973,379 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At December 31, 1998, the cash was primarily invested in a United States Treasury security.

     At December 31, 1998, the cost of equity and equity-linked debt security investments made to date was $14,455,755 and their aggregate market value was $26,911,160. Management believes the companies identified have significant potential for long-term growth in sales and earnings. On a quarterly basis the Board of Directors reviews and approves the valuation of each of the Company's private investments and the Company's private investment portfolio as a whole. Equity and equity-linked debt security investments that individually represent more than 3% of the total assets of the Company at December 31, 1998 were comprised of the following transactions:

  Waterlink, Inc.

     On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc. ("Waterlink"), the Company received warrants to purchase 26,250 shares of Waterlink common stock at an exercise price of $4.50 per share (the "Waterlink Warrants"). Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. On June 27, 1997, Waterlink completed its initial public offering of common stock. As a result, Waterlink sold 4,500,000 shares at an $11.00 per share price. Following the Waterlink initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. The Company still holds the Waterlink Warrants. At December 31, 1998, the market price of Waterlink common Stock (NYSE:WLK) closed at $3 5/8. Therefore the Company reported no market value at December 31, 1998 for the Warrants.

  Health Care Solutions, Inc.

     On September 30, 1997, the Company funded a $1.5 convertible junior subordinated promissory note facility for Health Care Solutions, Inc. ("Health Care Solutions"). Health Care Solutions is an acquisition strategy company in the home health care services market and is currently at a $50 million annual sales rate with a strong presence in the Midwest and Great Lakes States region. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering ("IPO") price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrants are currently exercisable. The proceeds of the notes were used by Health Care Solutions to help finance acquisitions.

  Fitness Quest, Inc.

     On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. ("Fitness Quest"). As a result, the Company purchased approximately 788,961 shares of Fitness Quest Series A Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder was used for acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and, at the time of the purchase, had revenues at a $100 million annual sales rate level. The terms of the Preferred Stock provide for payment of a 10% dividend, payable quarterly.

     During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. The Company's Board of Directors, after a complete evaluation, made a determination to increase the Company's market value in its Fitness Quest investment in 1997 to $5,440,000 resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In 1998, the operating results of Fitness Quest were adversely impacted by the cyclical nature of its business and one-time expenses resulting from several acquisition transactions. Consequently, the current annual sales rate level is approximately $90 million with lower than expected profit margins.

     During 1998, the Company funded a $701,300 commitment to invest with Brantley Venture Partners III, L.P. in a $2.0 million senior subordinated debt investment in Fitness Quest. The note matures on March 31, 1999 and calls for a 10% interest rate per annum. In addition, the Company received a warrant to purchase 72,550 shares of Fitness Quest stock for $.01 per share. The proceeds of the investment were used to fund Fitness Quest's working capital needs as it prepared for the 1998 holiday season.

  Corporate Wings, Inc.

     On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). The Company's investment consists of approximately 644,000 shares of Corporate Wings Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% dividend, payable quarterly. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction were used by Corporate Wings to continue to execute an acquisition strategy. Corporate Wings has been in business since 1978 and had sales of approximately $40 million in 1997.

     On December 29, 1998, the Company announced the completion of a second private equity investment in Corporate Wings, Inc. As a result, the Company purchased $962,500 of a $5.5 million Preferred Stock transaction led by The Provident Bank. The Company also agreed to purchase approximately 65,034 shares of a Class A Convertible Preferred Stock at $14.80 per share. The terms of the transaction provide for an 8% dividend payable quarterly. Proceeds will be used to fund the expansion of Corporate Wings' Flight Option program and to continue to execute an acquisition strategy. During 1998, Corporate Wings completed the acquisition of Miller Aviation and grew to over $125 million in annual revenues. As a result of the price of this subsequent financing, which was led by Provident Bank, and the superior operating performance of Corporate Wings during 1998, the market value of the Company's original investment in Corporate Wings was increased to $9,531,760 resulting in an unrealized gain of $7,431,760. This valuation was based on the $14.80 per share price negotiated by The Provident Bank and approved by the Company's Board of Directors.

  Disposable Products Company, LLC

     On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants to Disposable Products Company, LLC. ("DPC"). DPC is an acquisition strategy company in the business of manufacturing and converting of paper and nonwoven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Upon completion of a pending acquisition, DPC will have revenues of approximately $25 million. The terms of the debt facility calls for a 12% interest rate per annum with a final maturity five years from the closing. Brantley also received a detachable common stock purchase warrant exercisable into 5% of the fully-diluted common stock of the company at the time of exercise at a nominal exercise price. The proceeds of the facility were used to finance acquisitions.

     Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. (collectively, the "Partnerships") hold, in the aggregate, approximately $200 million of venture capital private equity investments. The Partnerships are related to the Investment Adviser in a manner that requires exemption from certain provisions of the Act be obtained from the Commission in order to permit, under certain circumstances, the Company, the Investment Adviser and the Partnerships to invest in the same portfolio companies. As a result, the Company and the Partnerships filed an application on March 6, 1997 with the Commission seeking an exemptive order permitting the Company, under certain circumstances, to invest in securities of issuers in which one of the Partnerships also intends to invest. The staff of the Commission granted the exemptive order on November 18, 1997.

     At December 31, 1998, the Company had stockholders' equity of $49,941,528, resulting in a net asset value per share of $13.11.

RECENT DEVELOPMENTS

     On January 28, 1999, the Company announced the completion of a $3.172 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.934 million Preferred Stock issue for Pediatric Physicians Alliance, Inc. Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company's objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to close on the acquisition of a number of physician practices. Upon acquiring these practices, Pediatric Physicians Alliance will have annualized revenues of approximately $30 million. The Company agreed to purchase 793,000 shares of Class A-2 Convertible Preferred Stock. The terms of the transaction provide for a 10% dividend payable quarterly.

IMPACT OF INFLATION

     The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company's investments.

RISKS

     Pursuant to Section 64(b)(1) of the Act, a business development company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company's investment portfolio. Accordingly, the Company states that its objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often undercapitalized small companies which can lack management depth and have not yet attained levels of consistent profitability. The Company's private equity investments often include securities which are subject to legal or contractual restrictions on resale, which restrictions adversely affect the liquidity and marketability of such securities.

     The Company considers the management of equity price risk essential to conducting its business and maintaining its profitability. The Company manages this risk by maintaining a diverse portfolio of equity and equity-linked debt securities. A portion of the Company's investment portfolio consists of equity and equity-linked debt securities in private companies. The Company would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Company's investment portfolio also consists of common stocks and warrants to purchase common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these investments.

     Because of the speculative nature of the Company's investments and the lack of any market for the securities initially purchased by the Company, there is a significantly greater risk of loss than is the case with traditional investment securities. The high-risk, long-term nature of the Company's private equity investment activities may prevent shareholders of the Company from achieving price appreciation and dividend distributions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under Item 7 -- Risks on pages 9-10 of this Annual Report Form 10-K is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BRANTLEY CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
ASSETS
Cash and cash equivalents(Note 2)...........................  $22,973,379    $24,691,345
Investments, at market......................................   26,911,160     18,791,178
Dividends and interest receivable...........................      433,874         70,722
Other assets................................................      137,113        271,490
                                                              -----------    -----------
     TOTAL ASSETS...........................................  $50,455,526    $43,824,735
                                                              ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Advisory fee payable (Note 3)...............................  $   361,153    $   284,111
Administration fee payable..................................       12,500         18,750
Professional fees payable...................................       39,319        120,088
Distributions payable.......................................           --        342,948
Organization and offering costs payable.....................       68,117         93,117
Other liabilities...........................................       32,909         54,106
                                                              -----------    -----------
     TOTAL LIABILITIES......................................  $   513,998    $   913,120
                                                              ===========    ===========
STOCKHOLDERS' EQUITY (NOTE 7):
     Common Stock, $0.01 par value; 25,000,000 shares
      authorized and 3,810,535 shares issued and outstanding
      at December 31, 1998 and 1997, respectively...........  $    38,105    $    38,105
     Additional paid in capital.............................   37,505,433     37,611,421
     Retained earnings......................................   12,397,990      5,262,089
                                                              -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY.............................   49,941,528     42,911,615
                                                              ===========    ===========
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $50,455,526    $43,824,735
                                                              ===========    ===========
NET ASSET VALUE PER SHARE...................................  $     13.11    $     11.26
                                                              ===========    ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                         FOR THE         FOR THE         FOR THE
                                                        YEAR ENDED      YEAR ENDED     PERIOD ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1998            1997           1996*
                                                       ------------    ------------    ------------
INVESTMENT INCOME:
  Interest and dividend income.......................   $1,745,969      $1,712,400      $  139,529
                                                        ----------      ----------      ----------
OPERATING EXPENSES:
  Advisory fees......................................    1,325,320       1,126,741          81,898
  Administration fees................................      118,516         117,613           9,450
  Professional fees payable..........................       98,705         150,930          25,000
  Other..............................................      272,442         286,445          30,403
                                                        ----------      ----------      ----------
  TOTAL EXPENSES.....................................    1,814,983       1,681,729         146,751
                                                        ----------      ----------      ----------
NET (LOSS) INCOME....................................   $  (69,014)     $   30,671      $   (7,222)
                                                        ----------      ----------      ----------
NET REALIZED AND UNREALIZED GAINS ON INVESTMENT
  TRANSACTIONS:
  Net realized gain (loss) on investment
     transactions....................................      (57,414)        421,735              --
  Net unrealized appreciation during the period on
     investment transactions.........................    7,194,446       5,260,958              --
                                                        ----------      ----------      ----------
NET GAIN ON INVESTMENT TRANSACTIONS..................    7,137,032       5,682,693              --
                                                        ----------      ----------      ----------
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS...   $7,068,018      $5,713,364      $   (7,222)
                                                        ==========      ==========      ==========
INCOME/(LOSS) PER SHARE..............................   $     1.85      $     1.50      $   (0.002)
                                                        ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING........    3,810,535       3,810,535       3,660,535
                                                        ==========      ==========      ==========

* The Company commenced operation on October 30, 1996.

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                 FOR THE            FOR THE           FOR THE
                                               YEAR ENDED         YEAR ENDED       PERIOD ENDED
                                              DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                  1998               1997              1996*
                                             ---------------    ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET CHANGE IN NET ASSETS RESULTING FROM
     OPERATIONS:...........................  $     7,068,018    $     5,713,364    $      (7,222)
  Adjustments to reconcile net change in
     net assets resulting from operations
     to net cash provided by operations:
       Net realized loss (gain) from
          investments......................  $        57,414    $      (421,735)   $          --
       Change in unrealized appreciation...       (7,194,446)        (5,260,958)              --
                                             ---------------    ---------------    -------------
       Changes in assets and liabilities:
          Advisory fee payable.............           77,042            202,213           81,898
          Administration fee payable.......           (6,250)            18,750            9,450
          Professional fees payable........          (80,769)            95,088           95,088
          Organization and offering costs
            payable........................          (25,000)          (163,010)         181,427
          Dividend and interest
            receivable.....................         (363,152)           (70,722)              --
          Distribution payable.............         (342,948)                --               --
          Other assets.....................          134,377             19,326         (110,815)
          Other liabilities................          (21,197)           (60,601)          35,168
                                             ---------------    ---------------    -------------
          NET CASH (USED FOR) PROVIDED BY
            OPERATING ACTIVITIES...........         (696,911)            71,715          284,994
                                             ---------------    ---------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment
          securities.......................       (2,663,800)       (18,040,089)              --
       Sales/maturities of investment
          securities.......................        1,726,021          2,526,788               --
       Purchases of short-term
          investments......................   (5,933,395,842)    (7,752,694,628)    (653,897,000)
       Sales/maturities of short-term
          investments......................    5,933,350,671      7,755,099,444      653,897,000
                                             ---------------    ---------------    -------------
       NET CASH (USED FOR) INVESTING
          ACTIVITIES.......................         (982,950)       (13,108,485)               0
                                             ---------------    ---------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shares issued in
          initial public offering..........               --                 --       36,044,176
       Subsequent shares issued to initial
          public offering..................               --          1,500,000               --
       Distributions.......................          (38,105)          (101,105)              --
                                             ---------------    ---------------    -------------
NET CASH (USED FOR) PROVIDED BY FINANCING
  ACTIVITIES...............................          (38,105)         1,398,895       36,044,176
                                             ---------------    ---------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR
  THE PERIOD...............................       (1,717,966)       (11,637,875)      36,329,170
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD...................................       24,691,345         36,329,220               50
                                             ---------------    ---------------    -------------
CASH AND CASH EQUIVALENTS, END OF THE
  PERIOD...................................  $    22,973,379    $    24,691,345    $  36,329,220
                                             ===============    ===============    =============

---------------

* The Company commenced operation on October 30, 1996. The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      ADDITIONAL      RETAINED          TOTAL
                                           COMMON       PAID IN       EARNINGS      STOCKHOLDERS
                                            STOCK       CAPITAL       (DEFICIT)        EQUITY
                                           -------    -----------    -----------    -------------
BALANCE AT OCTOBER 30, 1996*.............  $   105    $   105,245    $         0     $   105,350
Net increase (decrease) in net assets
  from operations........................       --             --         (7,222)         (7,222)
Issuance of 3,650,000 shares through
  initial public offering................   36,500     36,007,676             --      36,044,176
                                           -------    -----------    -----------     -----------
BALANCE AT JANUARY 1, 1997...............  $36,605    $36,112,921    $    (7,222)    $36,142,304
                                           -------    -----------    -----------     -----------
Net increase in net assets from
  operations.............................       --             --      5,713,364       5,713,364
Distributions from:
Net investment income....................       --             --        (23,084)        (23,084)
Realized gains...........................       --             --       (420,969)       (420,969)
Issuance of 150,000 shares subsequent to
  initial public offering................    1,500      1,498,500             --       1,500,000
                                           -------    -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1997.............  $38,105    $37,611,421    $ 5,262,089     $42,911,615
                                           -------    -----------    -----------     -----------
Net increase (decrease) in net assets
  from operations........................       --             --      7,068,018       7,068,018
Net investment loss reclassification.....       --       (105,988)       105,988              --
Distributions from net investment
  income.................................       --             --        (38,105)        (38,105)
                                           -------    -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1998.............  $38,105    $37,505,433    $12,397,990     $49,941,528
                                           =======    ===========    ===========     ===========

---------------

* The Company commenced operation on October 30, 1996.

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION

     Brantley Capital Corporation (the "Company"), a Maryland corporation, is a closed-end, non-diversified investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "Act"). The Company was organized on August 1, 1996 and commenced operations on October 30, 1996. The Company's investment objective is the realization of long-term capital appreciation in the value of its investments. To achieve this objective, the Company intends to invest primarily in privately placed equities and debt and, to a lesser extent, in post venture small-cap public companies.

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

  A. Security Valuation

     The Company's investment objective is the realization of long-term capital appreciation in the value of its investments. As a result, any individual investment in the Company's portfolio may, or may not, produce dividend income. Privately placed securities are carried at fair value as determined in good faith by or under the direction of the Board of Directors. Generally, the fair value of each security will initially be based primarily upon its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in the general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation.

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

     Pursuant to Section 64(b)(1) of the Act, a business development company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company's investment portfolio. Accordingly, the Company states that its objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often undercapitalized small companies which can lack management depth and have not yet attained levels of consistent profitability. The Company's private equity investments often include securities which are subject to legal or contractual restrictions on resale, which restrictions adversely affect the liquidity and marketability of such securities.

     The Company considers the management of equity price risk essential to conducting its business and maintaining its profitability. The Company manages this risk by maintaining a diverse portfolio of equity and equity-linked debt securities. A portion of the Company's investment portfolio consists of equity and equity-linked debt securities in private companies. The Company would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Company's investment portfolio also consists of common stocks and warrants to purchase common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these investments.

     Because of the speculative nature of the Company's investments and the lack of any market for the securities initially purchased by the Company, there is a significantly greater risk of loss than is the case with traditional investment securities. The high-risk, long-term nature of the Company's private equity investment activities may prevent shareholders of the Company from achieving price appreciation and dividend distributions.

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

  C.  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. At December 31, 1998, cash and cash equivalents consisted of the following:

Cash........................................................  $   266,120
United States Treasury Bill 4.25%, 1/21/1999................   22,707,259
                                                              -----------
                                                              $22,973,379
                                                              ===========

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

  F. Federal Income Taxes

     The Company intends to continue to qualify as a regulated investment company by complying with the provisions available to certain investment companies as defined in applicable sections of the Internal Revenue Code. For the year ended December 31, 1998, the Company reclassified $105,988 of net investment income as a decrease to additional paid in capital on the Balance Sheet and Statement of Stockholders' Equity. Also at December 31, 1998, the Company had a capital loss carryforward of $57,414, which may be utilized to offset any realized capital gains through December 31, 2006.

  G. Organization Costs

     Costs incurred by the Company in connection with its organization have been deferred and are being amortized on a straight line basis over their estimated useful lives.

  H. Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. INVESTMENT ADVISORY AGREEMENT

     The Company has entered into an investment advisory agreement (the "Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Adviser") under which the Adviser is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. The Advisory Agreement is subject to renewal annually by the Board of Directors. The current term ends on November 26, 1999. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as officer of the Company.

4. INVESTMENTS

     At December 31, 1998, the cost of investments for federal income tax purposes was the same for financial reporting purposes.

5. TRANSACTIONS WITH RELATED PARTIES

     The Company has obtained exemptive relief from certain provisions of the Act which permit the Company to invest in an offering which affiliates of the Adviser also intend to invest in. The Company anticipates that, subject to certain terms and conditions, current and future affiliates of the Adviser may frequently invest in the same portfolio companies. No violations of the Act exist as a result of investments made before obtaining exemptive relief.

     Certain offering and organization costs were paid by officers of the Company and the Adviser. No amounts were due to the officers of the Company as of December 31, 1998 or December 31, 1997. At December 31, 1998 and 1997 the Company owed $361,153 and $284,111 respectively to the Advisor for management advisory services.

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

7. STOCKHOLDERS' EQUITY

     The Company is authorized to issue 25,000,000 shares of Common Stock with a par value $0.01 per share. Shares totaling 3,660,535 were issued through the organization and initial public offering of the Company at a per share price of $10.00 per share. On January 15, 1997, the underwriters of the initial offering of the Company's shares, exercised an option to purchase an additional 150,000 shares of Common Stock at $10 per share resulting in total shares outstanding of 3,810,535. The proceeds of the offerings were reduced by offering costs of $455,824 before becoming available to the Company for investment.

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

8. STOCK OPTION PLANS

     Concurrent with the offering, the Company adopted the 1996 Stock Option Plan (the "Plan"), which authorizes the issuance of options to purchase up to 1,175,000 shares of Common Stock to officers and employees of the Company. Upon closing of the offering, options to purchase 350,000 shares of Common Stock of the Company were granted to the Company's executive officers. These options became exercisable as to one-third of the Option Shares on the first anniversary of the closing of the initial offering of the Company's Common Stock, as to an additional one third of the Option Shares on the second anniversary of the closing of the offering and as to the remaining one-third on the third anniversary of the closing of the offering. Options granted under the Plan will be exercisable at a price not less than the greater of (i) the current market value on the date of option grant and (ii) the current net asset value of the shares of Common Stock. No option may be exercised more than 10 years after the date on which it is granted. Market value and NAV on the date of grant was $10.00.

     In addition, the Company has adopted a stock option plan relating to 75,000 shares of Common Stock and providing for option grants solely to the disinterested directors of the Company (the "Director's Plan"), subject to receipt of an order of the Securities and Exchange Commission approving such a plan as fair and reasonable and not overreaching of the Company or its stockholders.

     In order to facilitate the purchase of shares under the Plan or Director's Plan, the Company may make arms-length loans to each plan's participants, under the terms required by Section 57 (j)(2) of the Act. No loans were outstanding as of December 31, 1998 or 1997.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation. The Statement encourages companies to recognize expense for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue the existing accounting method and to not adopt the fair value method. Pursuant to the disclosure requirements of SFAS 123, proforma net change in net assets resulting from operations for the year ended December 31, 1998 would have been $6,826,518 or $1.79 net income per share. Management used the Black Scholes model to perform this assessment. Key assumptions included an estimated volatility of .235, expected option life of 5 years, an expected dividend yield of 3.608% and a risk free interest rate of 5.83%.

9. YEARLY DATA

     Financial results for the year ended December 31, 1998 are summarized below:

Total investment income.....................................    $1,745,969
Net investment gain.........................................     7,137,032
Net increase in net assets from operations..................     7,068,018
Income per share............................................    $     1.85

10. FINANCIAL HIGHLIGHTS

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                   FOR THE PERIODS ENDED                          1998            1997
                   ---------------------                      ------------    ------------
Net Asset Value, Beginning of the Period....................    $ 11.26         $  9.87
Income from investment operations:
Net Income..................................................       (.02)           0.01
Net Realized And Unrealized Gain on Investments.............       1.88            1.50
                                                                -------         -------
  Total from investment operations:.........................       1.86            1.51
                                                                -------         -------
Less Distributions:
Dividends from net investment income........................      (0.01)          (0.01)
Dividends from net realized gains...........................         --            (.11)
                                                                -------         -------
  Total Distributions.......................................      (0.01)          (0.12)
Net Asset Value, End of the Period..........................    $ 13.11         $ 11.26
                                                                =======         =======
Market Value, End of the Period.............................    $ 7.125         $  9.63
                                                                =======         =======
Total Return, At Market Value...............................     (25.89)%         13.90%
Total Return, At NAV........................................      16.63%          15.40%

11. SCHEDULE OF INVESTMENTS

                                                                      DECEMBER 31, 1998
                                                           ----------------------------------------
                                                                                          MARKET
            NAME OF ISSUER AND TITLE OF ISSUE              SHARES/WARRANTS/PRINCIPAL       VALUE
            ---------------------------------              -------------------------    -----------
AUTO PARTS
  Gentex Corporation.....................................             38,800            $   776,000
                                                                                        -----------
AVIONICS
  Corporate Wings*.......................................            644,000              9,531,200
  Corporate Wings Subordinated Debt with Warrants........          1,027,534                962,500
                                                                                        -----------
                                                                                         10,493,700
                                                                                        -----------
BUSINESS SERVICES
  Barra Incorporated.....................................             21,285                502,858
  Disposable Products Company............................          1,000,000              1,000,000
  Norrell Corp. GA.......................................             16,161                238,375
  CCC Information Svcs Group Inc.........................             19,500                336,375
                                                                                        -----------
                                                                                          2,077,608
                                                                                        -----------
CHEMICALS
  Nova Corp. GA..........................................             24,000                832,500
                                                                                        -----------

                                                                      DECEMBER 31, 1998
                                                           ----------------------------------------
                                                                                          MARKET
            NAME OF ISSUER AND TITLE OF ISSUE              SHARES/WARRANTS/PRINCIPAL       VALUE
            ---------------------------------              -------------------------    -----------
DRUGS & HEALTH CARE
  ESC Medical Systems Limited............................             13,675                143,587
  Health Care Solutions..................................          1,500,001              1,500,100
                                                                                        -----------
                                                                                          1,643,687
                                                                                        -----------
ELECTRONICS
  Cambridge Technology Partners..........................             14,900                329,662
  JPM Company............................................             16,700                233,800
  RF Micro Devices, Incorporated.........................              5,000                231,875
  Technology Solutions Company...........................             32,725                350,770
                                                                                        -----------
                                                                                          1,146,107
                                                                                        -----------
HOTELS AND RESTAURANTS
  Logans Roadhouse, Inc..................................             19,500                458,250
                                                                                        -----------
LEISURE TIME
  Action Performance, Inc................................             16,000                566,000
                                                                                        -----------
MISCELLANEOUS
  SLI, Incorporated - Lighting products..................             24,850                745,087
  Zebra Technologies Corporation - Machinery.............             10,710                307,913
                                                                                        -----------
                                                                                          1,053,000
                                                                                        -----------
RETAIL TRADE
  Fitness Quest *........................................            788,961              5,440,000
  Fitness Quest Subordinated Debt with Warrants..........            773,850                701,300
  Just For Feet..........................................             23,700                411,787
                                                                                        -----------
                                                                                          6,553,087
                                                                                        -----------
SOFTWARE
  Axent Technologies, Incorporated.......................             30,523                932,859
  Hyperion Solution Corporation..........................              8,500                153,000
  Summit Design, Incorporated............................             24,200                225,362
                                                                                        -----------
                                                                                          1,311,221
                                                                                        -----------
TOTAL EQUITY AND EQUITY LINKED DEBT INVESTMENTS..........                                26,911,160
                                                                                        -----------
U.S GOVERNMENT SECURITIES
  U.S. Treasury Bill 4.25%, 1/21/1999 *..................         22,761,000             22,707,259
                                                                                        -----------
TOTAL INVESTMENTS -- (COST $37,163,014)..................                               $49,618,418
                                                                                        ===========

---------------

All investments are U.S. companies

* Represents 5% or more of Total Stockholders' Equity

12. YEAR 2000 READINESS (UNAUDITED)

     The services provided to the Company by the Adviser, Sub-Administrator, Transfer Agent and Custodian depend on the continued functioning of their computer systems. Many computer software systems in use today cannot distinguish the year 2000 from the year 1900 because of the way dates are encoded and calculated. The Board of Directors for the Company has made inquiries of the Adviser, Sub-Administrator, Transfer Agent and Custodian regarding whether they expect to have their computer systems adjusted for the year 2000 transition.

The Company has been informed that all of these service providers expect that their systems will be Year 2000 compliant prior to that time.

     Year 2000 issues can also increase the risks of the Company's investments. To assess the potential effect of year 2000 issues, the Adviser reviews information regarding the year 2000 readiness of issuers of securities the Company may purchase. However, this may be difficult with certain issuers. For example, the Company primarily invests in the equity and equity-linked debt securities of private companies which are not required to publish detailed information regarding their year 2000 readiness. The financial impact of these year 2000 issues is under continual evaluation. There can be no assurance that potential year 2000 problems of issuers of securities purchased by the Company would not have a material adverse effect on the Company's performance.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Brantley Capital Corporation

     We have audited the accompanying balance sheets of Brantley Capital Corporation as of December 31, 1998 and 1997, the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, and the period from October 30, 1996 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and the period from October 30, 1996 to December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Cleveland, Ohio
March 5, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed on, or about, April 15, 1999, for its Annual Meeting of Stockholders to be held May 18, 1998, pursuant to Regulation 14A under the Securities Exchange Act of 1934, (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "EXECUTIVE COMPENSATION" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "ELECTION OF DIRECTORS" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Company will pay to the Investment Adviser an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 1998, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $361,153. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director and Michael J. Finn, President and a director of the Company are officers and managers of the Investment Adviser, and together own 100% of the Investment Adviser.

     The Company is an investor in DPC as discussed in the Company's Management Discussion and Analysis of this Annual Report on Form 10-K. Grand River Industries, Ltd. ("Grand River") owns 85% of DPC. Grand River is a limited liability company that is 100% owned by Objective Industrial Investments Partners, L.P. ("Objective"). Robert P. Pinkas, Chairman and Chief Executive Officer of the Company, is a general partner in Objective. Mr. Pinkas, as a result of this investment commitment in Objective, owns 20% of Grand River and approximately 17% of DPC.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K


   (a)  The following documents are filed as part of this report:

    1. Financial Statements -- The following financial statements of the Company are contained in Item 8 of this Form 10-K:
        Balance Sheets -- December 31, 1998 and 1997
        Statement of Operations - For the years ended December 31,
        1998 and 1997 and for the period from October 30, 1996
        through December 31, 1996
        Statement of Cash Flows -- For the years ended December 31,
        1998 and 1997 and for the period from October 30, 1996
        through December 31, 1996
        Statement of Stockholders' Equity -- For the years ended
        December 31, 1998 and 1997 and for the period from October
        30, 1996 through December 31, 1996
        Notes to the Financial Statements
        Report of Independent Auditors

    2. Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements

    3. Exhibits -- Reference is made to the Exhibit Index which is found on page 26 of this Form 10-K

   (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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

                                          Date: March 31, 1999

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

                SIGNATURE                                     TITLE                            DATE
                ---------                                     -----                            ----

           /s/ ROBERT P. PINKAS             Chairman of the Board, Chief Executive          March 31, 1999
------------------------------------------    Officer, Treasurer and Director
             Robert P. Pinkas                 (principal executive officer and
                                              principal accounting officer)

           /s/ TAB A. KEPLINGER             Vice President and Chief Financial Officer      March 31, 1999
------------------------------------------    (principal financial officer)
             Tab A. Keplinger

           /s/ MICHAEL J. FINN              President and Director                          March 31, 1999
------------------------------------------
             Michael J. Finn

            /s/ PAUL H. CASCIO              Secretary, Vice President and Director          March 31, 1999
------------------------------------------
              Paul H. Cascio

           /s/ L. PATRICK BALES             Director                                        March 31, 1999
------------------------------------------
             L. Patrick Bales

          /s/ BENJAMIN F. BRYAN             Director                                        March 31, 1999
------------------------------------------
            Benjamin F. Bryan

            /s/ RICHARD MOODIE              Director                                        March 31, 1999
------------------------------------------
              Richard Moodie

             /s/ PETER SALTZ                Director                                        March 31, 1999
------------------------------------------
               Peter Saltz

            /s/ JAMES M. SMITH              Director                                        March 31, 1999
------------------------------------------
              James M. Smith

           /s/ JAMES P. OLIVER              Director                                        March 31, 1999
------------------------------------------
             James P. Oliver

                                 EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

EXHIBIT 3  Articles of Incorporation and By-laws

       *(1) Articles of Amendment and Restatement of the Charter of Brantley
            Capital Corporation

       *(2) Amended and Restated Bylaws of the Company

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

       *(1) Consent of Ernst & Young LLP

EXHIBIT 27*  Financial Data Schedule