Form 10-Q
period 1999-03-31
BRANTLEY CAPITAL CORP
filed 1999-05-14
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 1999           COMMISSION FILE NUMBER: 814-00127

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of March 31, 1999 was 3,810,535.

                        PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
          ASSETS
Cash and cash equivalents (Note 2)..........................  $21,742,384    $22,973,379
Investments, at market (Note 2).............................   27,000,474     26,911,160
Dividends and interest receivable...........................      419,208        433,874
Other assets................................................       75,463        137,113
                                                              -----------    -----------
          TOTAL ASSETS......................................  $49,237,529    $50,455,526
                                                              ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Advisory fee payable (Note 3)...............................  $   347,665    $   361,153
Administration fee payable..................................       31,366         12,500
Professional fee payable....................................       66,920         39,319
Organization and offering costs payable.....................       68,117         68,117
Other liabilities...........................................       78,734         32,909
                                                              -----------    -----------
          TOTAL LIABILITIES.................................  $   592,802    $   513,998
                                                              ===========    ===========
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 25,000,000 shares
     authorized and 3,810,535 outstanding at March 31, 1999
     and December 31, 1998 respectively.....................  $    38,105    $    38,105
  Additional paid in capital................................   37,505,433     37,505,433
  Retained earnings.........................................   11,101,189     12,397,990
                                                              -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY........................   48,644,727     49,941,528
                                                              ===========    ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $49,237,529    $50,455,526
                                                              ===========    ===========
NET ASSET VALUE PER SHARE...................................  $     12.77    $     13.11
                                                              ===========    ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE QUARTER    FOR THE QUARTER
                                                                   ENDED              ENDED
                                                                 MARCH 31,          MARCH 31,
                                                                   1999               1998
                                                              ---------------    ---------------
INVESTMENT INCOME:
  Interest and dividend income..............................    $   309,703        $  425,192
                                                                -----------        ----------
OPERATING EXPENSES:
  Advisory fees.............................................        347,665           274,638
  Administration fees.......................................         33,799            38,219
  Professional fees.........................................         27,751            26,041
  Organization costs (Note 1)...............................         96,376             8,244
  Other.....................................................         45,650            49,811
                                                                -----------        ----------
  TOTAL EXPENSES............................................        551,241           396,953
                                                                -----------        ----------
NET (LOSS) INCOME...........................................    $  (241,538)       $   28,239
                                                                -----------        ----------
NET REALIZED AND UNREALIZED GAINS ON INVESTMENT
  TRANSACTIONS:
  Net realized gain on investment transactions..............        459,210            65,478
  Net unrealized (depreciation)/appreciation on
     investments............................................     (1,514,473)        1,810,760
                                                                -----------        ----------
NET GAIN (LOSS) ON INVESTMENT TRANSACTIONS..................     (1,055,263)        1,876,238
                                                                -----------        ----------
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS..........    $(1,296,801)       $1,904,477
                                                                ===========        ==========
(LOSS)/INCOME PER SHARE.....................................    $     (0.34)       $     0.50
                                                                ===========        ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............      3,810,535         3,810,535
                                                                ===========        ==========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                             FOR THE QUARTER    FOR THE QUARTER
                                                                  ENDED              ENDED
                                                                MARCH 31,          MARCH 31,
                                                                  1999               1998
                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS:......  $    (1,296,801)         1,904,477
  Adjustments to reconcile net change in net assets
     resulting from operations to net cash used for
     operations:
       Net realized gain from investments..................  $      (459,210)   $       (65,478)
       Change in unrealized depreciation (appreciation)....        1,514,473         (1,810,760)
       Changes in assets and liabilities:
          Organization costs...............................           96,376              8,244
          Advisory fee payable.............................          (13,488)            (9,473)
          Administration fee payable.......................           33,799             (9,432)
          Professional fee payable.........................           27,601            (53,033)
          Distributions payable............................               --           (342,948)
          Organization costs payable.......................               --            (25,000)
          Dividend and interest receivable.................           14,666            (67,573)
          Other assets.....................................          (34,726)            30,948
          Other liabilities................................           30,893             (2,387)
                                                             ---------------    ---------------
          NET CASH USED FOR OPERATING ACTIVITIES...........          (86,417)          (442,415)
                                                             ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities..................       (3,697,000)                --
       Sales/maturities of investment securities...........        2,092,988            393,250
       Purchases of short-term investments.................   (1,295,532,570)    (1,450,708,964)
       Sales/maturities of short-term investments..........    1,295,992,004      1,450,766,770
                                                             ---------------    ---------------
          NET CASH (USED FOR) PROVIDED BY INVESTING
            ACTIVITIES.....................................       (1,144,578)           451,056
                                                             ---------------    ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD.....       (1,230,995)             8,641
                                                             ---------------    ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............       22,973,379         24,691,345
                                                             ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD...............  $    21,742,384    $    24,699,986
                                                             ===============    ===============

The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                      ADDITIONAL                       TOTAL
                                           COMMON       PAID IN       RETAINED      STOCKHOLDERS
                                            STOCK       CAPITAL       EARNINGS         EQUITY
                                           -------    -----------    -----------    ------------
Balance at December 31, 1997.............  $38,105    $37,611,421    $ 5,262,089    $42,911,615
Net increase in net assets from
  operations.............................       --             --      7,068,018      7,068,018
Net investment loss reclassification.....       --       (105,988)       105,988             --
Distributions from net investment
  income.................................       --             --        (38,105)       (38,105)
                                           -------    -----------    -----------    -----------
Balance at December 31, 1998.............  $38,105    $37,505,433    $12,397,990    $49,941,528
                                           -------    -----------    -----------    -----------
Net decrease in net assets from
  operations.............................       --             --     (1,296,801)    (1,296,801)
Distributions from net investment
  income.................................       --             --             --             --
                                           -------    -----------    -----------    -----------
Balance at March 31, 1999................  $38,105    $37,505,433    $11,101,189    $48,644,727
                                           =======    ===========    ===========    ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

       The interim financial statements have been prepared by Brantley Capital Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 1998 Annual Report filed on Form 10-K for the year ended December 31, 1998.

       The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1999, the results of its operations for the three month period ended March 31, 1999, and its cash flows for the three month period ended March 31, 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its legal and other professional fees incurred in connection with organizing the Company. The Company adopted the provisions of the SOP as of January 1, 1999. The effect of the adoption of SOP 98-5 was to decrease income from continuing operations in 1999 by $96,376 ($0.03 per share) to expense costs that had been previously capitalized prior to 1999.

2. INVESTMENTS, CASH AND CASH EQUIVALENTS

       As of March 31, 1999 and December 31, 1998, the identified costs of investments were $37,798,543 and 37,163,014, respectively.

       Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

                                                                   MARCH 31,     DECEMBER 31,
                                                                     1999            1998
                                                                  -----------    ------------
                                                                  (UNAUDITED)     (AUDITED)
    Cash........................................................  $     3,384    $   266,120
    United States Treasury Bill:
      4.50% 4/01/99.............................................   21,739,000
      4.25% 1/21/99.............................................                  22,707,259
                                                                  -----------    -----------
                                                                  $21,742,384    $22,973,379
                                                                  ===========    ===========

3. INVESTMENT ADVISORY AGREEMENT

       The Company has entered into an investment advisory agreement (the "Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Investment Adviser") under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. For the three months ended March 31, 1999, the Investment Adviser earned $347,665 under the Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as an officer of the Company.

                          BRANTLEY CAPITAL CORPORATION

4. FINANCIAL HIGHLIGHTS

                                                                  THREE MONTHS    THREE MONTHS
                                                                     ENDED           ENDED
                                                                   MARCH 31,       MARCH 31,
                       FOR THE PERIODS ENDED                          1999            1998
                       ---------------------                      ------------    ------------
    Net Asset Value, Beginning of the Period....................     $13.11          $11.26
    Income from investment operations:
    Net (Loss)/income...........................................      (0.06)           0.01
    Net Realized and Unrealized (Loss)/gain on Investments......      (0.28)           0.49
                                                                     ------          ------
    Total from investment operations:...........................      (0.34)           0.50
                                                                     ------          ------
    Net Asset Value, End of the Period..........................     $12.77          $11.76
                                                                     ======          ======
    Market Value, End of the Period.............................     $ 7.13          $10.75
                                                                     ======          ======
    Total Return, At Market Value...............................       0.00%          11.63%
    Total Return, At NAV........................................      (2.59)%          4.44%

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

     Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies. Dividend and interest income on investments was $309,703 for the quarter ended March 31, 1999. The significant components of total operating expenses were fees of $347,665 to the Investment Adviser during the quarter ended March 31, 1999, and other professional fees.

     During the quarters ended March 31, 1999 and March 31, 1998, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized (losses) gains on investment transactions of ($1,055,263) and $1,876,238, respectively. During the first quarter of 1999, the Company was invested in small capitalization public stocks which are subject to general stock market conditions and the five private investments described below. The unrealized gains (losses) through March 31, 1999 were significantly influenced by these general stock market conditions.

     Like other business development companies, mutual funds, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems used by the Investment Adviser and third party administrator, custodian and transfer agent do not properly process and calculate date-related information from and after January 1, 2000. Significant accounting and custodial services of the fund are provided by State Street Bank & Trust Company. In addition, transfer agency services are provided by Boston Equiserv. The Company has made inquiries to the Investment Adviser, State Street Bank & Trust Company, and Boston Equiserv regarding whether they expect to have their computer systems year 2000 compliant. Reports describing the progress State Street Bank & Trust Company and Boston Equiserv are making in preparing for January 1, 2000 are reviewed on a regular basis. While there can be no assurances that the steps being taken by the service providers will be sufficient to avoid any adverse impact on the Company, all of these service providers have reported that they expect their systems to be in compliance with year 2000 requirements prior to that time. While all of the Company's service providers are reporting an appropriate state of readiness, the risk of a service provider failing to be year 2000 compliant could mean many things based upon the specific conditions of non-compliance. As such, the Company is regularly monitoring the projected readiness of its service providers to establish optimal time frames in which to invoke contingency efforts should a year 2000 transition plan fail. These contingency efforts may involve the development of alternative operational procedures or, in a worse case scenario, requests for proposals to identify alternative service providers prior to January 1, 2000. Because the Company uses third parties for nearly all of its operating and administrative activities, it has no material computer systems to maintain itself, and as such, the cost of complying with the year 2000 issue has been, and is expected to be, minimal.

     Year 2000 issues can also increase certain risks associated with of the Company's investments. To assess the potential effect of year 2000 issues, the Advisor reviews information regarding the year 2000 readiness of issuers of securities the Company may purchase. However, this may be difficult with certain issuers, since the Company primarily invests in the equity and equity-linked debt securities of private companies which are not required to publish detailed information regarding their year 2000 readiness. The financial impact of these issues is under continual evaluation. There can be no assurance that potential year 2000 problems of issuers of securities purchased by the Company would not have a material adverse effect on the Company's performance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock of $36.5 million on December 3, 1996 and a related over-allotment option of $1.5 million on January 15, 1997. The Company believes that the net proceeds of this offering will be adequate to fund the growth of the Company's investment portfolio through 2000.

     At March 31, 1999, the Company had $21,742,384 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At March 31, 1999, the cash was primarily invested in a United States Treasury security.

     At March 31, 1999, the cost of equity and equity-linked debt security investments made to date was $16,059,543 and their aggregate market value was $27,000,474. Management believes the companies identified have significant potential for long-term growth in sales and earnings. Equity and equity-linked debt security investments that individually represent more than 3% of the total assets of the Company at March 31, 1999 were comprised of the following transactions:

  Waterlink, Inc.

     On April 21, 1997, in connection with the Company's commitment to provide $2.1 million of a $10 million senior subordinated note facility for Waterlink, Inc. ("Waterlink"), the Company received warrants to purchase 26,250 shares of Waterlink common stock at an exercise price of $4.50 per share (the "Waterlink Warrants"). Waterlink is a consolidation strategy company in the industrial water and wastewater treatment market. On June 27, 1997, Waterlink completed its initial public offering of common stock. As a result, Waterlink sold 4,500,000 shares at an $11.00 per share price. Following the Waterlink initial public offering, Waterlink terminated its senior subordinated note facility. At its termination, the facility had not been drawn down and no notes were issued to the Company. The Company still holds the Waterlink Warrants. At March 31, 1999, the market price of Waterlink common Stock (NYSE:WLK) closed at $4.25. Therefore the Company reported no market value at March 31, 1999 for the Waterlink Warrants.

  Health Care Solutions, Inc.

     On September 30, 1997, the Company funded a $1.5 million convertible junior subordinated promissory note facility for Health Care Solutions, Inc. ("Health Care Solutions"). Health Care Solutions is an acquisition strategy company in the home healthcare services market and is currently at a $50 million annual sales rate level with a strong presence in the Midwest and Great Lakes States region. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering ("IPO") price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrants are currently exercisable. The proceeds of the notes were used by Health Care Solutions to help finance acquisitions.

  Fitness Quest, Inc.

     On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. ("Fitness Quest"). As a result, the Company purchased approximately 788,961 shares of Fitness Quest Series A Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder was used for acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and, at the time of the purchase, had revenues at a $100 million annual sales rate level. The terms of the Preferred Stock provide for payment of a 10% annual dividend, payable quarterly.

     During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. The Company's Board of Directors, after a complete evaluation, made a determination to increase the Company's market value in its Fitness Quest investment in 1997 to $5,440,000 resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In 1998, the operating results of Fitness Quest were adversely impacted by the cyclical nature of its business and one-time expenses resulting from several acquisition transactions. Consequently, 1998 sales were approximately $90 million resulting in lower than expected profit margins.

     In addition to the above described Series A Convertible Preferred Stock, the Company has funded $1,226,300 to invest with Brantley Venture Partners III, L.P. in $ 3.5 million of senior subordinated debt investments in Fitness Quest. The notes mature on December 31, 1999 and call for a 10% interest rate per annum. In addition, the Company received a warrant to purchase 72,550 shares of Fitness Quest stock for $.01 per share. The proceeds of the investment were used to fund Fitness Quest's working capital needs.

  Corporate Wings, Inc.

     On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). The Company's investment consists of approximately 644,000 shares of Corporate Wings Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% annual dividend, payable quarterly. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction were used by Corporate Wings to continue to execute an acquisition strategy. Corporate Wings has been in business since 1978 and had sales of approximately $40 million in 1997.

     On December 29, 1998, the Company announced the completion of a second private equity investment in Corporate Wings, Inc. As a result, the Company purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. The Company also agreed to purchase approximately 65,034 shares of a Series A Convertible Preferred Stock at $14.80 per share. The terms of the transaction provide for an 8% dividend payable quarterly. Proceeds will be used to fund the expansion of Corporate Wings' Flight Option program and to continue to execute an acquisition strategy. During 1998, Corporate Wings completed the acquisition of Miller Aviation and grew to over $125 million in annual revenues. As a result of the price of this subsequent financing, which was led by Provident Bank, and the superior operating performance of Corporate Wings during 1998, the market value of the Company's original investment in Corporate Wings was increased to $9,531,760 resulting in an unrealized gain of $7,431,760. This valuation was based on the $14.80 per share price negotiated by The Provident Bank and approved by the Company's Board of Directors.

  Disposable Products Company, LLC

     On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants to Disposable Products Company, LLC. ("DPC"). DPC is an acquisition strategy company in the business of manufacturing and converting paper and nonwoven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is also a converter and reseller of other safety and industrial/janitorial products. Upon completion of a pending acquisition, DPC will have revenues of approximately $25 million. The terms of the debt facility call for a 12% interest rate per annum with a final maturity five years from the closing. Brantley also received a detachable common stock purchase warrant exercisable into 5% of the fully-diluted common stock of the company at the time of exercise at a nominal exercise price. The proceeds of the facility were used to finance acquisitions.

  Pediatric Physicians Alliance, Inc.

     On January 28, 1999, the Company announced the completion of a $3.172 million investment with Brantley Venture Partners III, L.P. in a $7.934 million preferred stock issue for Pediatric Physicians Alliance, Inc. Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company's objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to complete the acquisition of a number of physician practices. Upon acquiring these practices, Pediatric Physicians Alliance has annualized revenues of approximately $30 million. The Company purchased 793,000 shares of Class A-2 Convertible Preferred Stock. The terms of the transaction provide for a 10% dividend payable quarterly.

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

     At March 31, 1999, the Company had stockholders' equity of $48,644,727, resulting in a net asset value per share of $12.77.

RECENT DEVELOPMENTS

     On April 22, 1999, the Company entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Business Essentials, Inc. ("BEI"). BEI is a $26.0 million office products marketing and distribution company based in Nashville, Tennessee. The first $6.0 million of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remaining commitment will be funded upon the closing of additional acquisitions. As a result of the initial closing, the Company has purchased 510,000 shares of Class A Convertible Preferred Stock at $2.00 per share. The terms of the transaction provide for an 8% annual dividend, paid quarterly.

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

     The Company considers the management of equity price risk essential to conducting its business and maintaining its profitability. The Company manages this risk by maintaining a diverse portfolio of equity and equity-linked debt securities. A portion of the Company's investment portfolio consists of equity and equity-linked debt securities in private companies. The Company would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Company's investment portfolio also consists of common stocks and warrants to purchase common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair market value of these investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information set forth under Item 2 -- Risks of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

                                          BRANTLEY CAPITAL CORPORATION


Date: May 13, 1999                                       By: /s/ ROBERT P. PINKAS
                                                         --------------------------------------------------------
                                                             Robert P. Pinkas
                                                             Chief Executive Officer

Date: May 13, 1999                                       By: /s/ TAB A. KEPLINGER
                                                         --------------------------------------------------------
                                                             Tab A. Keplinger
                                                             Chief Financial Officer

                                 EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)


  EXHIBIT 3  Articles of Incorporation and By-laws
        (1) Articles of Amendment and Restatement of the Charter of Brantley Capital Corporation
        (2)  Amended and Restated Bylaws of the Company

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

 EXHIBIT 27  Financial Data Schedule