Form 10-Q
period 1999-06-30
BRANTLEY CAPITAL CORP
filed 1999-08-12
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 1999            COMMISSION FILE NUMBER: 814-00127

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes [X]  No [ ]

     The number of shares of common stock outstanding as of June 30, 1999 was 3,810,535.

                        PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                                               DECEMBER 31,
                                                              JUNE 30, 1999        1998
                                                              -------------    ------------
                                                               (UNAUDITED)
          ASSETS
Cash and cash equivalents (Note 2)..........................   $18,114,431     $22,973,379
Investments, at market (Note 2).............................    31,481,528      26,911,160
Dividends and interest receivable...........................       472,313         433,874
Other assets................................................        63,641         137,113
                                                               -----------     -----------
          TOTAL ASSETS......................................   $50,131,913     $50,455,526
                                                               ===========     ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Advisory fee payable (Note 3)...............................   $   350,352     $   361,153
Administration fee payable..................................        18,691          12,500
Professional fee payable....................................        24,864          39,319
Organization and offering costs payable.....................        68,117          68,117
Other liabilities...........................................        66,280          32,909
                                                               -----------     -----------
          TOTAL LIABILITIES.................................   $   528,304     $   513,998
                                                               ===========     ===========
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 25,000,000 shares
     authorized and 3,810,535 outstanding at June 30, 1999
     and December 31, 1998 respectively.....................   $    38,105     $    38,105
  Additional paid in capital................................    37,505,433      37,505,433
  Retained earnings.........................................    12,060,071      12,397,990
                                                               -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY........................    49,603,609      49,941,528
                                                               ===========     ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $50,131,913     $50,455,526
                                                               ===========     ===========
NET ASSET VALUE PER SHARE...................................   $     13.02     $     13.11
                                                               ===========     ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE QUARTER    FOR THE QUARTER
                                                                   ENDED              ENDED
                                                                 JUNE 30,           JUNE 30,
                                                                   1999               1998
                                                              ---------------    ---------------
INVESTMENT INCOME:
  Interest and dividend income..............................    $  303,467         $  432,573
                                                                ----------         ----------
OPERATING EXPENSES:
  Advisory fees.............................................       350,352            317,223
  Administration fees.......................................        33,122             29,867
  Professional fees.........................................        33,605             22,883
  Organization costs (Note 1)...............................            --              8,336
  Other.....................................................        46,711             35,156
                                                                ----------         ----------
  TOTAL EXPENSES............................................       463,790            413,465
                                                                ----------         ----------
NET (LOSS) INCOME...........................................    $ (160,323)        $   19,108
                                                                ----------         ----------
NET REALIZED AND UNREALIZED GAINS ON INVESTMENT
  TRANSACTIONS:
  Net realized gain on investment transactions..............       791,086              9,201
  Net unrealized appreciation (depreciation) on investment
     transactions...........................................       328,119           (161,381)
                                                                ----------         ----------
NET GAIN (LOSS) ON INVESTMENT TRANSACTIONS..................     1,119,205           (152,180)
                                                                ----------         ----------
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS..........    $  958,882         $ (133,072)
                                                                ==========         ==========
INCOME (LOSS) PER SHARE.....................................    $     0.25         $    (0.03)
                                                                ==========         ==========
DIVIDENDS DECLARED PER SHARE................................            --                .01
                                                                ==========         ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............     3,810,535          3,810,535
                                                                ==========         ==========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                  FOR THE             FOR THE
                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                                    1999                1998
                                                              ----------------    ----------------
INVESTMENT INCOME:
  Interest and dividend income..............................    $   613,170          $  857,765
                                                                -----------          ----------
OPERATING EXPENSES:
  Advisory fees.............................................        698,017             591,862
  Administration fees.......................................         66,921              59,456
  Professional fees.........................................         61,356              48,923
  Organization costs (Note 1)...............................         96,376              16,580
  Other.....................................................         92,361              93,598
                                                                -----------          ----------
  TOTAL EXPENSES............................................      1,015,031             810,419
                                                                -----------          ----------
NET (LOSS) INCOME...........................................    $  (401,861)         $   47,346
                                                                -----------          ----------
NET REALIZED AND UNREALIZED GAINS ON INVESTMENT
  TRANSACTIONS:
  Net realized gain on investment transactions..............      1,250,296              74,679
  Net unrealized (depreciation) appreciation on investment
     transactions...........................................     (1,186,354)          1,649,379
                                                                -----------          ----------
NET GAIN ON INVESTMENT TRANSACTIONS.........................         63,942           1,724,058
                                                                -----------          ----------
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS..........    $  (337,919)         $1,771,404
                                                                ===========          ==========
(LOSS) INCOME PER SHARE.....................................    $     (0.09)         $     0.47
                                                                ===========          ==========
DIVIDENDS DECLARED PER SHARE................................             --                 .01
                                                                ===========          ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............      3,810,535           3,810,535
                                                                ===========          ==========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                             FOR THE SIX MONTHS    FOR THE SIX MONTHS
                                                               ENDED JUNE 30,        ENDED JUNE 30,
                                                                    1999                  1998
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS:......   $      (337,919)      $     1,771,404
  Adjustments to reconcile net change in net assets
     resulting from operations to net cash provided by
     operations:
       Net realized gain from investments..................        (1,250,296)              (74,679)
       Change in unrealized depreciation (appreciation)....         1,186,354            (1,649,379)
       Changes in assets and liabilities:
          Organization costs...............................            96,376                16,569
          Advisory fee payable.............................           (10,801)              (41,471)
          Administration fee payable.......................             6,191                (6,056)
          Professional fee payable.........................           (14,455)              (79,093)
          Distribution payable.............................                --              (342,948)
          Organization costs payable.......................                --               (25,000)
          Dividend and interest receivable.................           (38,439)             (135,424)
          Other assets.....................................           (22,904)               33,533
          Other liabilities................................            33,371                (6,739)
                                                              ---------------       ---------------
          NET CASH USED FOR OPERATING ACTIVITIES...........          (352,522)             (539,283)
                                                              ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities..................        (8,960,826)                   --
       Sales/maturities of investment securities...........         4,455,475               876,646
       Purchases of short-term investments.................    (2,410,729,004)       (2,972,377,150)
       Sales/Maturities of short-term investments..........     2,410,727,929         2,972,382,144
                                                              ---------------       ---------------
          NET CASH (USED FOR) PROVIDED BY INVESTING
            ACTIVITIES.....................................        (4,506,426)              881,640
                                                              ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Distribution from net investment income.............                --               (37,446)
                                                              ---------------       ---------------
          NET CASH USED FOR FINANCING ACTIVITIES...........                --               (37,446)
                                                              ---------------       ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD.....        (4,858,948)              304,911
                                                              ---------------       ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............        22,973,379            24,691,345
                                                              ---------------       ---------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD...............   $    18,114,431       $    24,996,256
                                                              ===============       ===============

The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                      ADDITIONAL                       TOTAL
                                           COMMON       PAID IN       RETAINED      STOCKHOLDERS
                                            STOCK       CAPITAL       EARNINGS         EQUITY
                                           -------    -----------    -----------    ------------
Balance at December 31, 1997.............  $38,105    $37,611,421    $ 5,262,089    $42,911,615
Net increase in net assets from
  operations.............................       --             --      7,068,018      7,068,018
Net investment loss reclassification.....       --       (105,988)       105,988             --
Distributions from net investment
  income.................................       --             --        (38,105)       (38,105)
                                           -------    -----------    -----------    -----------
Balance at December 31, 1998.............  $38,105    $37,505,433    $12,397,990    $49,941,528
                                           -------    -----------    -----------    -----------
Net decrease in net assets from
  operations.............................       --             --       (337,919)      (337,919)
Distributions from net investment
  income.................................       --             --             --             --
                                           -------    -----------    -----------    -----------
Balance at June 30, 1999.................  $38,105    $37,505,433    $12,060,071    $49,603,609
                                           =======    ===========    ===========    ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

       The interim financial statements have been prepared by Brantley Capital Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 1998 Annual Report filed on Form 10-K dated December 31, 1998.

       The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations for the six month period ended June 30, 1999, the results of its operations for the three month period ended June 30, 1999, and its cash flows for the six month period ended June 30, 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2. INVESTMENTS, CASH AND CASH EQUIVALENTS

       As of June 30, 1999 and December 31, 1998, the identified costs of investments were $38,326,114 and $37,163,014, respectively.

       Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1999            1998
                                                                  -----------    ------------
                                                                  (UNAUDITED)     (AUDITED)
    Cash........................................................  $       795    $   266,120
    United States Treasury Bill
      4.00% 7/22/99.............................................   18,113,636
      4.25% 1/21/99.............................................                  22,707,259
                                                                  -----------    -----------
                                                                  $18,114,431    $22,973,379
                                                                  ===========    ===========

3. INVESTMENT ADVISORY AGREEMENT

       The Company has entered into an investment advisory agreement (the "Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Adviser") under which the Adviser is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. For the six months ended June 30, 1999 the Adviser earned $698,017 under the Advisory Agreement. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as officer of the Company.

                          BRANTLEY CAPITAL CORPORATION

4. FINANCIAL HIGHLIGHTS

                                                                  SIX MONTHS    SIX MONTHS
                                                                    ENDED         ENDED
                                                                   JUNE 30,      JUNE 30,
                       FOR THE PERIODS ENDED                         1999          1998
                       ---------------------                      ----------    ----------
    Net Asset Value, Beginning of the Period....................    $13.11        $11.26
    Income from investment operations:
    Net (Loss) Income...........................................     (0.11)         0.01
    Net Realized and Unrealized Gain on Investments.............      0.02          0.46
                                                                    ------        ------
    Total from investment operations:...........................     (0.09)         0.47
                                                                    ------        ------
    Less Distributions:
    Dividends from net investment income........................        --        (0.01)
                                                                    ------        ------
    Total Distributions.........................................        --        (0.01)
                                                                    ------        ------
    Net Asset Value, End of the Period..........................    $13.02        $11.72
                                                                    ======        ======
    Market Value, End of the Period.............................    $ 7.38        $ 9.50
                                                                    ======        ======
    Total Return, At Market Value...............................      3.51%       (1.27)%
    Total Return, At NAV........................................     (0.69)%        4.17%

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

     This Quarterly Report on Form 10-Q may contain certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company's filings with the Securities and Exchange Commission. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

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

     Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies. Dividend and interest income on investments for the quarter and six months ended June 30, 1999 were $303,467 and $613,170 respectively. The significant components of total operating expenses were fees of $350,352 and $698,017 to the Investment Adviser during the quarter and six months ended June 30, 1999 respectively, and other professional fees.

     During the quarters ended June 30, 1999 and June 30, 1998, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains (losses) on investment transactions of $1,119,205 and ($152,180), respectively. For the six months ended June 30, 1999 and June 30, 1998, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains (losses) on investment transactions of $63,942 and $1,724,058 respectively. During 1999 and 1998, the Company was invested in small capitalization public stocks which are subject to general stock market and business conditions and the six private investments described below. The 1999 unrealized gains have been significantly influenced by these general stock market and business conditions.

     Like other business development companies, mutual funds, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems used by the Investment Adviser and third party administrator, custodian and transfer agent do not properly process and calculate date-related information from and after January 1, 2000. Significant accounting and custodial services of the fund are provided by State Street Bank & Trust Company. In addition, transfer agency services are provided by Boston Equiserv. The Company has made inquiries to the Investment Adviser, State Street Bank & Trust Company, and Boston Equiserv regarding whether they expect to have their computer systems year 2000 compliant. Reports describing the progress State Street Bank & Trust Company and Boston Equiserv are making in preparing for January 1, 2000 are reviewed on a regular basis. While there can be no assurances that the steps being taken by the service providers will be sufficient to avoid any adverse impact on the Company, all of these service providers have reported that they expect their systems to be in compliance with year 2000 requirements prior to that time. While all of the Company's service providers are reporting an appropriate state of readiness, the risk of a service provider failing to be year 2000 compliant could mean many things based upon the specific conditions of non-compliance. As such, the Company is regularly monitoring the projected readiness of its service providers to establish optimal time frames in which to invoke contingency efforts should a year 2000 transition plan fail. These contingency efforts may involve the development of alternative operational procedures or, in a worse case scenario, requests for proposals to identify alternative service providers prior to January 1, 2000. Because the Company uses third parties for nearly all of its operating and administrative activities, it has no material computer systems to maintain itself, and as such, it's cost of complying with the year 2000 issue is expected to be minimal.

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

     At June 30, 1999, the Company had $18,114,431 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At June 30, 1999, the cash was primarily invested in a United States Treasury security.

     At June 30, 1999, the cost of equity and equity-linked debt security investments made to date was $20,212,478 and their aggregate market value was $31,481,528 for an increase of 56%. Management believes the companies identified have significant potential for long-term growth in sales and earnings. The individually significant equity and equity-linked debt security holdings of the Company at June 30, 1999 were comprised of the following investments:

  Business Essentials, Inc.

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

  Corporate Wings, Inc.

     On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Corporate Wings, Inc. ("Corporate Wings"). The Company's investment consists of approximately 644,000 shares of Corporate Wings Series A Convertible Preferred Stock at $3.26 per share. The terms of the transaction provide for an 8% annual dividend, payable quarterly. Corporate Wings' businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction were used by Corporate Wings to continue to execute an acquisition strategy. Corporate Wings has been in business since 1978 and had sales of approximately $40 million at the time of the Company's investment.

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

     At the June 1999 Paris Air Show, Corporate Wings announced the purchase of 25 Fairchild Aerospace Envoy 7 business jets. The deal is valued at more than $760 million and will provide Corporate Wings' business clients with the performance, reliability, and comfort they have come to expect at 35% savings over competitive products. The Flight Options division of Corporate Wings has quickly developed into the fastest growing fractional ownership operation in the United States.

  Disposable Products Company, LLC

     On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants to Disposable Products Company, LLC. ("DPC"). DPC is an acquisition strategy company in the business of manufacturing and converting of paper and nonwoven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Upon completion of a pending acquisition, DPC will have revenues of approximately $25 million. The terms of the debt facility call for a 12% interest rate per annum with a final maturity five years from the closing. Brantley also received a detachable capital stock purchase warrant exercisable into 5% of the fully-diluted capital stock of the company at the time of exercise at a nominal exercise price. The proceeds of the facility were used to finance acquisitions.

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

     In addition to the above Series A Convertible Preferred Stock, the Company has funded $1,226,300 to invest with Brantley Venture Partners III, L.P. in $
3.5 million of senior subordinated debt investments in Fitness Quest. The notes mature on December 31, 1999 and call for a 10% interest rate per annum. In addition, the Company received a warrant to purchase 72,550 shares of Fitness Quest stock for $.01 per share. The proceeds of the investment were used to fund Fitness Quest's working capital needs.

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

     During the quarter, Health Care Solutions, Inc. completed a recapitalization plan including a 2 for 1 reverse stock split. As a result, Brantley Capital Corporation has agreed to exchange its convertible junior subordinated promissory note and accrued interest thereon for shares of Series C Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an IPO price or at $3.50 per share remain outstanding and have been adjusted to reflect the reverse stock split.

  Pediatric Physicians Alliance, Inc.

     On January 28, 1999, the Company announced the completion of a $3.172 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.934 million preferred stock issue for Pediatric Physicians Alliance, Inc. Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company's objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to complete the acquisition of a number of physician practices. Upon acquiring these practices, Pediatric Physicians Alliance will have annualized revenues of approximately $30 million. The Company agreed to purchase 793,000 shares of Class A-2 Convertible Preferred Stock. The terms of the transaction provide for a 10% dividend payable quarterly. In addition to the above Class A-2 Convertible Preferred Stock, the Company has funded $267,447.60 to invest with Brantley Venture Partners III, L.P. in $ 668,619 of promissory notes in Pediatric Physicians Alliance, Inc. The notes mature on September 29, 1999 and call for a 15% interest rate per annum. The proceeds of the investment were used to fund acquisitions.

     Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. (collectively, the "Partnerships") hold, in the aggregate, approximately $200 million of venture capital private equity investments. The Partnerships are related to the Investment Adviser in a manner that requires the receipt, from the Commission, of an exemption from certain provisions of the Act in order to permit, under certain circumstances, the Company, the Investment Adviser and the Partnerships to invest in the same portfolio companies. As a result, the Company and the Partnerships filed an application on March 6, 1997 with the Commission seeking an exemptive order permitting the Company, under certain circumstances, to invest in securities of issuers in which one of the Partnerships also intends to invest. The staff of the Commission granted the exemptive order on November 18, 1997.

     At June 30, 1999, the Company had stockholders' equity of $49,603,609, resulting in a net asset value per share of $13.02.

RECENT DEVELOPMENTS

     On August 10, 1999, the Company announced it has entered into a $3.0 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million Preferred Stock and Convertible Note issue for National Rehab Partners, Inc. ("NRP"). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services to acute care hospitals and hospital systems throughout the United States. The Company is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers resulting in NRP having an annualized consolidated revenue base of approximately $25 million. The remaining commitment will be funded upon the closing of additional acquisitions. Currently NRP has signed letters of intent on additional acquisitions representing approximately $15 million in revenue. As a result of the initial closing, Brantley Capital Corporation has purchased $1.0 million (2.2 million shares at $.045 per share) of Class A Convertible Preferred Stock and a 1.0 million Convertible Subordinated Note. The terms of the transaction provide for an 8% annual dividend on the Preferred Stock and an 8% annual interest rate on the Subordinated Note.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information set forth under Item 2 - Risks of this Quarterly Report on Form 10-Q is incorporated herein by reference.

                          PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits
      Reference is made to the Exhibit Index that is found on page 16 of this Form 10-Q.

     b. Reports on Form 8-K
       No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BRANTLEY CAPITAL CORPORATION


Date: August 12, 1999                                    By: /s/ ROBERT P. PINKAS
                                                         --------------------------------------------------------
                                                             Robert P. Pinkas
                                                             Chief Executive Officer

Date: August 12, 1999                                    By: /s/ TAB A. KEPLINGER
                                                         --------------------------------------------------------
                                                             Tab A. Keplinger
                                                             Chief Financial Officer

                                 EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)


  EXHIBIT 3  Articles of Incorporation and By-laws
        (1) Articles of Amendment and Restatement of the Charter of Brantley Capital Corporation (Exhibit 3.1 to the Annual
             Report on Form 10-K filed on March 31, 1999)
        (2) Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999)

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