Form 10-Q
period 1999-09-30
BRANTLEY CAPITAL CORP
filed 1999-11-12
CIK 1021009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1999       COMMISSION FILE NUMBER: 814-00127

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ].

     The number of shares of common stock outstanding as of September 30, 1999 was 3,810,535.

                        PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          BRANTLEY CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                 (UNAUDITED)
          ASSETS
Cash and cash equivalents (Note 2)..........................   $17,208,176     $22,973,379
Investments, at market (Note 2).............................    34,060,637      26,911,160
Dividends and interest receivable...........................       538,415         433,874
Other assets................................................       100,555         137,113
                                                               -----------     -----------
          TOTAL ASSETS......................................   $51,907,783     $50,455,526
                                                               ===========     ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Advisory fee payable (Note 3)...............................   $   350,284     $   361,153
Administration fee payable..................................         6,220          12,500
Professional fee payable....................................        30,439          39,319
Organization and offering costs payable.....................        68,117          68,117
Other liabilities...........................................       311,908          32,909
                                                               -----------     -----------
          TOTAL LIABILITIES.................................   $   766,968     $   513,998
                                                               ===========     ===========
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; 25,000,000 shares
     authorized and 3,810,535 outstanding at September
     30,1999 and December 31, 1998 respectively.............   $    38,105     $    38,105
  Additional paid in capital................................    37,505,433      37,505,433
  Retained earnings.........................................    13,597,277      12,397,990
                                                               -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY........................    51,140,815      49,941,528
                                                               ===========     ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $51,907,783     $50,455,526
                                                               ===========     ===========
NET ASSET VALUE PER SHARE...................................   $     13.42     $     13.11
                                                               ===========     ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE QUARTER    FOR THE QUARTER
                                                                   ENDED              ENDED
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                   1999               1998
                                                              ---------------    ---------------
INVESTMENT INCOME:
Interest and dividend income................................    $  328,380         $   527,119
                                                                ----------         -----------
OPERATING EXPENSES:
  Advisory fees.............................................       355,853             384,479
  Administration fees.......................................        33,486              29,941
  Professional fees.........................................        34,127              19,532
  Organization costs (Note 1)...............................            --               8,336
  Other.....................................................        47,663              55,481
                                                                ----------         -----------
  TOTAL EXPENSES............................................       471,129             497,769
                                                                ----------         -----------
NET (LOSS) INCOME...........................................    $ (142,749)        $    29,350
                                                                ----------         -----------
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENT
  TRANSACTIONS:
  Net realized (loss) on investment transactions............      (442,718)             (4,679)
  Net unrealized appreciation (depreciation) on investment
     transactions...........................................     2,122,672          (3,528,453)
                                                                ----------         -----------
NET GAIN (LOSS) ON INVESTMENT TRANSACTIONS..................     1,679,954          (3,533,132)
                                                                ----------         -----------
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS..........    $1,537,205         $(3,503,782)
                                                                ==========         ===========
GAIN (LOSS) PER SHARE.......................................    $     0.40         $     (0.92)
                                                                ==========         ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............     3,810,535           3,810,535
                                                                ==========         ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                  FOR THE              FOR THE
                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                   1999                 1998
                                                             -----------------    -----------------
INVESTMENT INCOME:
Interest and dividend income...............................     $   941,550          $ 1,384,884
                                                                -----------          -----------
OPERATING EXPENSES:
  Advisory fees............................................       1,053,870              976,341
  Administration fees......................................         100,407               89,397
  Professional fees........................................          95,483               68,455
  Organization costs (Note 1)..............................          96,376               25,007
  Other....................................................         140,024              148,988
                                                                -----------          -----------
  TOTAL EXPENSES...........................................       1,486,160            1,308,188
                                                                -----------          -----------
NET (LOSS) INCOME..........................................     $  (544,610)         $    76,696
                                                                -----------          -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT
  TRANSACTIONS:
  Net realized gain on investment transactions.............         807,578               70,000
  Net unrealized appreciation (depreciation) on investment
     transactions..........................................         936,319           (1,879,074)
                                                                -----------          -----------
NET GAIN (LOSS) ON INVESTMENT TRANSACTIONS.................       1,743,897           (1,809,074)
                                                                -----------          -----------
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS.........     $ 1,199,287          $(1,732,378)
                                                                ===========          ===========
GAIN (LOSS) PER SHARE......................................     $      0.31          $     (0.45)
                                                                ===========          ===========
DIVIDENDS DECLARED PER SHARE...............................              --                  .01
                                                                ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............       3,810,535            3,810,535
                                                                ===========          ===========

See accompanying notes to the financial statements.

                          BRANTLEY CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                           FOR THE NINE MONTHS    FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                  1999                   1998
                                                           -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS:......    $     1,199,287        $    (1,732,378)
  Adjustments to reconcile net change in net assets
     resulting from operations to net cash provided by
     operations:
       Net realized gain from investments................           (807,578)               (70,000)
       Change in unrealized (appreciation)
          depreciation...................................           (936,319)             1,879,074
       Changes in assets and liabilities:
          Organization costs.............................             96,376                 25,007
          Advisory fee payable...........................            (10,869)                23,268
          Administration fee payable.....................             (6,280)                (4,601)
          Professional fee payable.......................             (8,880)               (70,682)
          Distribution payable...........................                 --               (342,948)
          Organization costs payable.....................                 --                (25,000)
          Dividend and interest receivable...............           (104,541)              (226,162)
          Other assets...................................            (36,558)                77,880
          Other liabilities..............................            278,999                (18,559)
                                                             ---------------        ---------------
          NET CASH USED FOR OPERATING ACTIVITIES.........           (336,363)              (485,101)
                                                             ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities................        (13,646,043)            (1,701,300)
       Sales/Maturities of investment securities.........          8,258,867                876,646
       Purchases of short-term investments...............     (3,487,924,517)        (4,513,094,117)
       Sales/Maturities of short-term investments........      3,487,882,853          4,513,006,334
                                                             ---------------        ---------------
          NET CASH USED FOR INVESTING ACTIVITIES.........         (5,428,840)              (912,437)
                                                             ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Distribution from net investment income...........                 --                (38,105)
                                                             ---------------        ---------------
          NET CASH USED FOR FINANCING ACTIVITIES.........                 --                (38,105)
                                                             ---------------        ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD...         (5,765,203)            (1,435,643)
                                                             ---------------        ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........         22,973,379             24,691,345
                                                             ---------------        ---------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD.............    $    17,208,176        $    23,255,702
                                                             ===============        ===============

The Company paid no interest or federal income tax during the period.

See accompanying notes to the financial statements

                          BRANTLEY CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                      ADDITIONAL                       TOTAL
                                           COMMON       PAID IN       RETAINED      STOCKHOLDERS
                                            STOCK       CAPITAL       EARNINGS         EQUITY
                                           -------    -----------    -----------    ------------
Balance at December 31, 1997.............  $38,105    $37,611,421    $ 5,262,089    $42,911,615
Net increase in net assets from
operations...............................       --             --      7,068,018      7,068,018
Net investment loss reclassification.....       --       (105,988)       105,988             --
Distributions from net investment
  income.................................       --             --        (38,105)       (38,105)
                                           -------    -----------    -----------    -----------
Balance at December 31, 1998.............  $38,105    $37,505,433    $12,397,990    $49,941,528
                                           -------    -----------    -----------    -----------
Net increase in net assets from
  operations.............................       --             --      1,199,287      1,199,287
Distributions from net investment
  income.................................       --             --             --             --
                                           -------    -----------    -----------    -----------
Balance at September 30, 1999............  $38,105    $37,505,433    $13,597,277    $51,140,815
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

       The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations for the nine month period ended September 30, 1999, the results of its operations for the three month period ended September 30, 1999, and its cash flows for the nine month period ended September 30, 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2. INVESTMENTS, CASH AND CASH EQUIVALENTS

       As of September 30, 1999 and December 31, 1998, the identified costs of investments were $37,877,089 and $37,163,014, respectively.

       Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1999             1998
                                                                  -------------    ------------
                                                                   (UNAUDITED)      (AUDITED)
    Cash........................................................   $        --     $   266,120
    United States Treasury Bill
      4.30% 10/14/99............................................    17,208,176
      4.25% 1/21/99.............................................                    22,707,259
                                                                   -----------     -----------
                                                                   $17,208,176     $22,973,379
                                                                   ===========     ===========

3. INVESTMENT ADVISORY AGREEMENT

       The Company has entered into an investment advisory agreement (the "Advisory Agreement") with Brantley Capital Management, L.L.C. (the "Adviser") under which the Adviser is entitled to an annual management fee of 2.85% of the Company's net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. For the nine months ended September 30, 1999 the Adviser earned $1,053,870 under the Advisory Agreement. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as officer of the Company.

                          BRANTLEY CAPITAL CORPORATION

4. FINANCIAL HIGHLIGHTS

                                                                   NINE MONTHS      NINE MONTHS
                                                                      ENDED            ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
    FOR THE PERIODS ENDED                                             1999             1998
    ---------------------                                         -------------    -------------
    Net Asset Value, Beginning of the Period....................     $13.11           $ 11.26
    Income from investment operations:
    Net (Loss) Income...........................................      (0.14)             0.02
    Net Realized and Unrealized Gain (Loss) on Investments......       0.45             (0.47)
                                                                     ------           -------
    Total from investment operations:...........................       0.31             (0.45)
                                                                     ------           -------
    Less Distributions:
    Dividends from net investment income........................         --             (0.01)
                                                                     ------           -------
    Total Distributions.........................................         --             (0.01)
                                                                     ------           -------
    Net Asset Value, End of the Period..........................     $13.42           $ 10.80
                                                                     ======           =======
    Market Value, End of the Period.............................     $ 7.44           $  6.88
                                                                     ======           =======
    Total Return, At Market Value...............................       4.39%           (28.49)%
    Total Return, At NAV........................................       2.36%            (3.99)%

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

     Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest and dividends paid by its portfolio companies. Dividend and interest income on investments for the quarter and nine months ended September 30, 1999 were $328,380 and $941,550 respectively. The significant components of total operating expenses were fees of $355,853 and $1,053,870 to the Investment Adviser during the quarter and nine months ended September 30, 1999 respectively, and other professional fees.

     During the quarters ended September 30, 1999 and September 30, 1998, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains (losses) on investment transactions of $1,679,954 and ($3,533,132), respectively. For the nine months ended September 30, 1999 and September 30, 1998, the Company's equity and equity-linked debt security investments resulted in net realized and unrealized gains (losses) on investment transactions of $1,743,897 and ($1,809,074), respectively. During 1999 and 1998, the Company has been invested in small capitalization public stocks which are subject to general stock market and business conditions and the six private investments described below (See Financial Conditions, Liquidity and Capital Resources). The 1999 unrealized gains have been significantly influenced by these general stock market and business conditions, as well as by the financing transaction at Corporate Wings, Inc. as more fully described below (See Financial Conditions, Liquidity and Capital Resources -- Corporate Wings, Inc.)

     Like other business development companies, mutual funds, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems used by the Investment Adviser and third party administrator, custodian and transfer agent do not properly process and calculate date-related information from and after January 1, 2000. Significant accounting and custodial services of the fund are provided by State Street Bank & Trust Company. In addition, transfer agency services are provided by Boston Equiserv. The Company has made inquiries to the Investment Adviser, State Street Bank & Trust Company, and Boston Equiserv regarding whether they expect to have their computer systems year 2000 compliant. Reports describing the progress State Street Bank & Trust Company and Boston Equiserv are making in preparing for January 1, 2000 are reviewed on a regular basis. While there can be no assurances that the steps being taken by the service providers will be sufficient to avoid any adverse impact on the Company, all of these service providers have reported that they expect their systems to be in compliance with year 2000 requirements prior to that time. While all of the Company's service providers are reporting an appropriate state of readiness, the risk of a service provider failing to be year 2000 compliant could mean many things based upon the specific conditions of non-compliance. As such, the Company is regularly monitoring the projected readiness of its service providers to establish optimal time frames in which to invoke contingency efforts should a year 2000 transition plan fail. These contingency efforts may involve the development of alternative operational procedures or, in a worse case scenario, requests for proposals to identify alternative service providers prior to January 1, 2000. Because the Company uses third parties for nearly all of its operating and administrative activities, it has no material computer systems to maintain itself, and as such, its cost of complying with the year 2000 issue is expected to be minimal.

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

     At September 30, 1999, the Company had $17,208,176 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At September 30, 1999, the cash was primarily invested in a United States Treasury security.

     At September 30, 1999, the cost of equity and equity-linked debt security investments made to date was $20.7 million and their aggregate market value was $34.1 million for an increase of 65%. Management believes the companies identified have significant potential for long-term growth in sales and earnings. The individually significant equity and equity-linked debt security holdings of the Company at September 30, 1999 were comprised of the following investments:

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

     On December 29, 1998, the Company announced the completion of a second private equity investment in Corporate Wings, Inc. As a result, the Company purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. The Company's purchase represents approximately 65,034 shares of a Class A Convertible Preferred Stock at $14.80 per share. The terms of the transaction provide for an 8% dividend payable quarterly. Proceeds will be used to fund the expansion of Corporate Wings' Flight Option program and to continue to execute an acquisition strategy. During 1998, Corporate Wings completed the acquisition of Miller Aviation and grew to over $125 million in annual revenues. As a result of the price of this subsequent financing, which was led by The Provident Bank, and the superior operating performance of Corporate Wings during 1998, the market value of the Company's original investment in Corporate Wings was increased to $9,531,760 resulting in an unrealized gain of $7,431,760. This valuation was based on the $14.80 per share price negotiated by The Provident Bank and approved by the Company's Board of Directors.

     On August 31, 1999, the Company announced the completion of a third private equity investment in Corporate Wings, Inc. As a result, Corporate Wings sold $20 million of Series B Preferred Stock to a third party private equity group at $17.46 per share. Consistent with the Company's investment procedures, this transaction resulted in a valuation increase on the Corporate Wings investment of $1,886,030 or $.50 per share. At September 30, 1999 the financial statement value of the investment in Corporate Wings, Inc. was $12,379,730, representing over a 300% increase from its original purchase price.

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

     In addition to the above Series A Convertible Preferred Stock, the Company has funded $1,226,300 to invest with Brantley Venture Partners III, L.P. in $3.5 million of senior subordinated debt investments in Fitness Quest. The notes mature on December 31, 1999 and call for a 10% interest rate per annum. In addition, the Company received a warrant to purchase 72,550 shares of Fitness Quest stock for $.01 per share. The proceeds of the investment were used to fund Fitness Quest's working capital needs.

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

     Health Care Solutions, Inc. is in the process of completing a recapitalization plan including a 2 for 1 reverse stock split. As a result, Brantley Capital Corporation, will be exchanging its convertible junior subordinated promissory note and accrued interest thereon for 246,994 shares of Series C Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an IPO price or at $3.50 per share will remain outstanding and will be adjusted to reflect the reverse stock split.

  National Rehab Partners, Inc.

     On August 10, 1999, the Company announced the completion of a $1.5 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million preferred stock issue for National Rehab Partners, Inc. (NRP). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. NRP is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers, resulting in NRP having an annualized consolidated revenue base of approximately $25.0 million. The remaining commitments are being funded upon the successful closing of additional acquisitions. As a result of this commitment Brantley Capital Corporation has purchased 2.2 million shares of Class A Convertible Preferred Stock. The terms of the transaction provide for an 8% annual dividend.

  Pediatric Physicians Alliance, Inc.

     On January 28, 1999, the Company announced the completion of a $3.172 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.934 million preferred stock issue for Pediatric Physicians Alliance, Inc. Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company's objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to complete the acquisition of a number of physician practices. Upon acquiring these practices, Pediatric Physicians Alliance annualized revenues were approximately $30 million. The Company also agreed to purchase 793,000 shares of Class A-2 Convertible Preferred Stock. The terms of the transaction provide for a 10% dividend payable quarterly. In addition to the above Class A-2 Convertible Preferred Stock, the Company has funded $267,447.60 to invest with Brantley Venture Partners III, L.P. in $ 668,619 of promissory notes, with detachable warrants, in Pediatric Physicians

Alliance, Inc. The notes have a maturity date of September 29, 2001. The detachable warrant is for the purchase of 30,000 shares of Pediatric Physicians Alliance, Inc. common stock at $4.00 per share.

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

     At September 30, 1999, the Company had stockholders' equity of $51,140,815, resulting in a net asset value per share of $13.42.

RECENT DEVELOPMENTS

     On September 23, 1999, the Company announced that it was accepted for listing, and began trading, on the NASDAQ National Market, retaining the "BBDC" symbol.

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

                                          BRANTLEY CAPITAL CORPORATION


Date: November 12, 1999                   By: /s/ ROBERT P. PINKAS
                                          --------------------------------------
                                              Robert P. Pinkas
                                              Chief Executive Officer

Date: November 12, 1999                   By: /s/ TAB A. KEPLINGER
                                          --------------------------------------
                                              Tab A. Keplinger
                                              Chief Financial Officer

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