Form 10-K405
period 1999-12-31
BRANTLEY CAPITAL CORP
filed 2000-03-30
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	34-1838462

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122

(Address of principal executive offices including zip code)

(216) 283-4800

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $32,749,030, based on the last sale price of such stock as quoted by NASDAQ on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

      The number of shares of common stock outstanding as of March 24, 2000 was 3,810,535.

DOCUMENTS INCORPORATED BY REFERENCE

      Brantley Capital Corporation’s Form 8-K dated January 19, 2000 (incorporated into Part II of this Form 10-K) and portions of Brantley Capital Corporation’s Proxy Statement to be filed on or about April 17, 2000 (incorporated into Part III of this Form 10-K)

-i-

PART I

Item 1.  Business

      Brantley Capital Corporation (the “Company”) is a closed-end, non-diversified investment company incorporated on August 1, 1996 under the General Corporation Law of the State of Maryland, that has elected to be treated as a “business development company” under the Investment Company Act of 1940, as amended (the “Act”). The Company invests primarily in the equity securities (for example, common stock, preferred stock, convertible preferred stock, or options, warrants or rights to acquire stock) and equity-linked debt securities (for example, convertible debt or indebtedness accompanied by warrants, options or rights to acquire stock) of private companies. The Company also invests a portion of its assets in small-cap public companies (as defined below). The Company’s investment objective is the realization of long-term capital appreciation in the value of its investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies. Finally, the Company seeks to preserve the long-term value for its shareholders through its investing and operating policies.

      With respect to its investments in private companies, the Company’s principal focus is on industries that it considers to be good candidates for successful consolidation. The Company also favors investments in private companies that it believes can achieve the necessary size, profitability, management depth and sophistication to become public companies or become candidates for acquisition by merger or otherwise. The Company seeks to enable its stockholders to participate in investments not typically available to the public due to the private nature of a substantial majority of the Company’s portfolio companies, the size of the financial commitment often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these investment opportunities.

      The Company, through its Investment Adviser (as defined below), is a partner in the growth of its private portfolio companies, rather than merely a financial participant. The Company offers managerial assistance to its private portfolio companies and expects that its representatives will play a role in setting corporate strategies and advising such companies regarding important decisions affecting their businesses, including potential acquisitions, recruiting key managers, and securing equity and debt financing.

      With respect to its investments in post-venture small-cap public companies, the Company’s primary focus is on post-venture companies that the Investment Adviser (as defined below) believes to have significant potential for growth in sales and earnings. A “post-venture” company is a company that has received venture capital or private equity financing either (a) during the early stages of the company’s business or the early stages of the development of a new product or service, or (b) as part of a restructuring or recapitalization of the company. The Company generally limits its post-venture investments to companies which, within the prior ten (10) years, have received an investment of venture or private equity capital, have sold or distributed securities to venture or private equity capital investors, or have completed an initial public offering of equity securities.

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

Investment Adviser

      Brantley Capital Management, Ltd., 20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122, serves as the investment adviser (the “Investment Adviser”) to the Company pursuant to an agreement (the “Investment Advisory Agreement”) with an initial term of two (2) years, renewable from year to year thereafter if it is approved annually by the Company’s Board of Directors or by vote of a majority of the Company’s outstanding shares of capital stock (including, in either instance, approval by Company directors who are not interested persons). The Investment Advisory Agreement is subject to renewal on November 26, 2000. The Investment Adviser is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments and for management oversight of the Company’s records and financial reporting requirements. The Company pays the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. The Investment Adviser is responsible for the salaries and expenses of its own personnel, office space costs, and local telephone and administrative support costs.

Nature of Investments in Portfolio Companies

      The Company is currently executing an investment strategy in which investments in portfolio companies are, and will continue to be, in the form of equity or some combination of debt with equity, but will always include some equity feature through which the Company can participate in the growth in the value of the underlying businesses. The Company’s investment in a given portfolio company may consist of common stock, preferred stock (which may or may not be convertible into common stock), debentures (which may or may not be convertible into common stock and may or may not be subordinated), warrants to purchase common stock, or some combination thereof. The Company generally structures, and anticipates that it will continue to generally structure, its investments in privately-owned portfolio with the intention of having the investments achieve liquidity within eighteen (18) months to three (3) years from the respective dates of the investments, although there can be no assurance that such time frame will be met and situations may arise in which the Company may hold securities for a longer period.

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

      Upon the completion of due diligence and a decision to proceed with an investment in a private company, the Investment Adviser creates an investment memorandum containing information pertinent to the investment for presentation to the Company’s Board of Directors, which must approve the investment. Additional due diligence with respect to any investment by the Company may be conducted by the Company’s attorneys and independent accountants prior to the closing of the investment.

Selection of Investments

      As a general rule, most of the Company’s investments are, and the Company anticipates that they will continue to be, in small- to medium-sized companies with total assets or annual sales under $500 million. Many of these companies may have very limited operating histories. The Company’s main criterion for the selection of investments in portfolio companies has remained consistent since the Company’s formation. Each investment involves a portfolio company that has the potential for substantial growth in sales and earnings. The Company seeks to identify companies which management believes have significant opportunities in the markets they serve or that have devised innovative products, services or ways of doing business which afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition. In addition, the

Company invests in companies seeking to consolidate fragmented industries. Often, such consolidations can improve performance by bringing experienced management, economies of scale and greater capital resources to bear on businesses that might have lacked such management, economies and resources in the past.

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

      Ability to Achieve Liquidity. With respect to its investments in private companies, the Company considers the potential and likely means for achieving the liquidity that would ultimately enable the Company to achieve cash value for its equity investments. Possible ways of achieving liquidity include an initial public offering of the portfolio company, a sale of the portfolio company or a purchase by the portfolio company (or its managers) of the Company’s equity interest.

      Growth at a Reasonable Price. With respect to investments in post-venture small-cap public companies, the Company targets companies whose current and projected price/earnings (“P/E”) ratios are less than their respective growth rates. This growth at a reasonable price discipline is anticipated to result in attractive stock appreciation as a result of both earnings growth and P/E multiple expansion. The majority of these post-venture public investments are expected to be in companies with prior financial support from professional venture capitalists and private equity funds, as these companies often have stronger management teams, better financial controls and significant competitive advantages.

Potential Co-Investments and Follow-On Investments

      The Company has, and anticipates, “co-investing” with existing affiliates of the Company and the Investment Adviser, as well as with other future affiliates, in specified amounts and on terms and conditions that are the same in all material respects, subject to the availability of capital for investment on the part of the Company and each such affiliate and certain other conditions. At the present time, affiliates of the Company and the Investment Adviser include certain venture capital investment partnerships in which certain officers and directors of the Company and officers of the Investment Adviser serve as general partners of such investment partnerships’ general partner. These investment partnerships include Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. On November 18, 1997, the Company received an exemptive order from the Securities and Exchange Commission (the “Commission”) that, subject to certain terms and conditions, relieves the Company from certain provisions of the Act to permit certain joint transactions with the investment partnerships.

Eligible Portfolio Companies

      The Company, as a “business development company” under the Act, may not acquire any assets other than “Eligible Assets” unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the Company’s total assets (other than certain assets necessary for its operation, such as office furniture, equipment and facilities). “Eligible Assets” are defined in Section 55(a) of the Act. The principal categories of Eligible Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An “eligible portfolio company” is defined in the Act as any issuer which:

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

      The Company may invest up to 30% of its assets in portfolio investments that are not Eligible Assets. This portion of the Company’s portfolio consists primarily of investments in post-venture small-cap public companies.

Competition

      The Company’s primary competitors include financial institutions, venture capital and private equity firms, mutual funds concentrating on post-venture small-cap companies, and other nontraditional investors. Many of these entities have greater financial and managerial resources than the Company. The Company competes with such entities primarily on the basis of the quality of its services, the quality of the investment entities previously managed by affiliates of the Investment Adviser, the Company’s investment analysis and decision-making processes, and on the investment terms the Company offers in respect of the securities to be issued by its portfolio companies.

Employees

      The Company has no employees. Pursuant to the terms of the Investment Advisory Agreement, the Investment Adviser supplies all of the personnel necessary to operate the Company’s business.

Item 2.  Properties

      The Company does not own or lease any properties.

Item 3. Legal Proceedings

      Neither the Company, nor any of its property are a party to, or the subject of, any material pending legal proceedings, and no such material proceedings are known by the Company to be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price

      The Company’s common stock, par value $0.01 per share (the “Common Stock”) currently trades on the NASDAQ National Market System (“NASDAQ”) under the symbol “BBDC.” Prior to September 23, 1999, the Company’s common stock traded on the NASDAQ Small Cap Market System (“NASDAQSCM”) under the same symbol. The following table sets forth, for the period indicated, the range of high and low bid prices per share:

	High	Low

January 1, 1998 — March 31, 1998	$10.875	$8.875

April 1, 1998 — June 30, 1998	$11.50	$9.50

July 1, 1998 — September 30, 1998	$9.813	$6.75

October 1, 1998 — December 31, 1998	$8.125	$6.125

January 1, 1999 — March 31, 1999	$8.625	$6.75

April 1, 1999 — June 30, 1999	$8.50	$6.50

July 1, 1999 — September 30, 1999	$8.625	$6.875

October 1, 1999 — December 31, 1999	$8.00	$7.125

      At March 24, 2000, there were approximately 80 shareholders of record of the Company’s Common Stock with a market price of $10.219 per share.

      On December 28, 1999, the Company declared a $0.46 per share dividend payable on January 24, 2000 to shareholders of record as of the close of business on December 30, 1999. No other dividends were declared or paid in 1999. During the year ended December 31, 1998, the Company declared a $0.01 dividend on July 31, 1998.

Item 6.	Selected Financial Data

      See the information set forth under Item 8 on pages 11–21.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Brantley Capital Corporation (the “Company”) is a closed end, non-diversified investment company that has elected to be treated as a “business development company” under the Investment Company Act of 1940, as amended (the “Act”). The Company invests primarily in the equity and equity-linked debt securities of private companies. The Company’s principal investment objective is the realization of long-term capital appreciation in the value of its investments.

      This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

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

      Pending the completion of equity and equity-linked debt security investments that meet the Company’s investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest and dividends paid by its portfolio companies. Dividend and interest income on investments for the twelve months ended December 31, 1999, 1998 and 1997 were $2,317,100, $1,745,969 and $1,712,400 respectively. The significant components of total operating expenses were fees of $1,436,345, $1,325,320 and $1,126,741 to the Investment Adviser during the twelve month periods ended December 31, 1999, 1998 and 1997 respectively, and other professional fees.

      During the twelve months ended December 31, 1999, December 31, 1998, and December 31, 1997 the Company’s equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $3,932,077, $7,137,032, and $5,682,693 respectively. During 1999, 1998 and 1997, the Company has been invested in small capitalization public stocks, which are subject to general stock market and business conditions, and the seven private investments described below (See Liquidity and Capital Resources). The 1999 and 1998 unrealized gains have been significantly influenced by the general stock market and business conditions, as well as by the financing transaction at Corporate Wings, Inc. as more fully described below (See Liquidity and Capital Resources — Corporate Wings, Inc.). The 1997 unrealized gains were significantly influenced by general stock market and business conditions, as well as the operating performance of Fitness Quest, Inc. as more fully described below (See Liquidity and Capital Resources — Fitness Quest, Inc.).

Liquidity and Capital Resources

      At December 31, 1999, the Company had $19,127,039 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At December 31, 1999, the cash was primarily invested in a United States Treasury security. Management believes that cash and cash equivalents together with proceeds from investments will provide the Company with the liquidity necessary to pay operating expenses of the Company and make follow-on investments.

      At December 31, 1999, the cost of equity and equity-linked debt security investments made by the Company to date was $20.2 million and their aggregate market value was $34.5 million for an aggregate fair market value appreciation of 71%. Management believes the companies identified have significant potential for long-term growth in sales and earnings. The individually significant equity and equity-linked debt security holdings of the Company at December 31, 1999 were comprised of the following investments:

  Business Essentials, Inc.

      On April 22, 1999, the Company entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Business Essentials, Inc. (“BEI”). BEI is a $26.0 million office products marketing and distribution company based in Nashville, Tennessee. The first $6.0 million of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remaining commitment will be funded upon the closing of additional acquisitions. As a result of the initial closing, the Company has purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share.

  Corporate Wings, Inc.

      On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Corporate Wings, Inc. (“Corporate Wings”). The Company’s investment consists of approximately 644,000 shares of Corporate Wings Series A 8% Convertible Preferred Stock at $3.26 per share. Corporate Wings’ businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction were used by Corporate Wings to continue to execute an acquisition strategy. Corporate Wings has been in business since 1978 and had sales of approximately $40 million at the time of the Company’s investment.

      On December 29, 1998, the Company announced the completion of a second private equity investment in Corporate Wings. As a result, the Company purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. The Company’s purchase represents approximately 65,034 shares of a Series A 8% Convertible Preferred Stock at $14.80 per share. Proceeds will be used to fund the expansion of Corporate Wings’ Flight Option program and to continue to execute their acquisition strategy. During 1998, Corporate Wings completed the acquisition of Miller Aviation and grew to over $125 million in annual revenues. As a result of the price of this subsequent financing, which was led by The Provident Bank, and the operating performance of Corporate Wings during 1998, the market value of the Company’s original investment in Corporate Wings was increased to $9,531,760 resulting in an unrealized gain of $7,431,760. This valuation was based on the $14.80 per share price negotiated by The Provident Bank and approved by the Company’s Board of Directors.

      On August 31, 1999, the Company announced the completion of a third private equity investment in Corporate Wings. As a result, Corporate Wings sold $20 million of Series B 8% Preferred Stock to a third party private equity group at $17.46 per share. Consistent with the Company’s investment procedures, this transaction resulted in a valuation increase on the Corporate Wings investment of $1,886,030 or $.50 per share. At December 31, 1999 the financial statement value of the investment in Corporate Wings was $12,379,730, representing over a 300% increase from its original purchase price.

  Disposable Products Company, LLC

      On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC (“DPC”). DPC is an acquisition strategy company in the business of manufacturing and converting paper and nonwoven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete the first acquisition. Upon completion of this acquisition, DPC had revenues of approximately $25 million. The terms of the debt facility call for a 12% interest rate per annum with a final maturity five years from the closing. Brantley also received a detachable capital stock purchase warrant exercisable into 5% of the fully-diluted capital stock of the company at the time of exercise at a nominal exercise price. The proceeds of the facility were used to finance acquisitions.

  Fitness Quest, Inc.

      On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. (“Fitness Quest”). As a result, the Company purchased approximately 788,961 shares of Fitness Quest Series A 10% Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and the remainder was used for acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and, at the time of the purchase, had revenues at a $100 million annual sales rate level.

      During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. The Company’s Board of Directors, after a complete evaluation, made a determination to increase the Company’s market value in its Fitness Quest investment in 1997 to $5,440,000 resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In 1998, the operating results of Fitness Quest were adversely impacted by the cyclical nature of its business and one-time expenses resulting from several acquisition transactions. Consequently, 1998 sales were approximately $90 million resulting in lower than expected profit margins.

      In addition to the above Series A 10% Convertible Preferred Stock, the Company has funded $1,751,300 to invest with Brantley Venture Partners III, L.P. in a $ 3.5 million 10% senior subordinated debt investment in Fitness Quest. In addition, the Company received a warrant to purchase 181,172 shares of Fitness Quest common stock for $.01 per share. The proceeds of the investment were used to fund Fitness Quest’s working capital needs.

  Health Care Solutions, Inc.

      On September 30, 1997, the Company funded a $1.5 million convertible junior subordinated promissory note facility for Health Care Solutions, Inc. (“Health Care Solutions”). Health Care Solutions is an acquisition strategy company in the home healthcare services market and is currently at a $50 million annual sales rate level with a strong presence in the Midwest and Great Lakes States region. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering (“IPO”) price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrants are currently exercisable. The proceeds of the notes were used by Health Care Solutions to help finance acquisitions.

      Health Care Solutions, Inc. recently completed a recapitalization plan including a 2 for 1 reverse stock split. As a result, Brantley Capital Corporation, has agreed to exchange its convertible junior subordinated promissory note and accrued interest thereon for 246,994 shares of Series C 8% Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an IPO price or at $3.50 per share will remain outstanding and will be adjusted to reflect the reverse stock split.

  National Rehab Partners, Inc.

      On August 10, 1999, the Company announced the completion of a $1.5 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million preferred stock issue for National Rehab Partners, Inc. (NRP). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. NRP is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers, resulting in NRP having an annualized consolidated revenue base of approximately $25.0 million. The remaining commitments are being funded upon the successful closing of additional acquisitions. As a result of this commitment, the Company has purchased 2.2 million shares of Class A 8% Convertible Preferred Stock.

  Pediatric Physicians Alliance, Inc.

      On January 28, 1999, the Company announced the completion of a $3.172 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.934 million preferred stock issue for Pediatric Physicians Alliance, Inc. (“Pediatric Physicians Alliance”). Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company’s objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to complete the acquisition of a number of physician practices. Upon acquiring these practices, Pediatric Physicians Alliance’s annualized revenues were approximately $30 million. The Company also agreed to purchase 793,000 shares of Class A-2 10% Convertible Preferred Stock. In addition to the above Class A-2 10% Convertible Preferred Stock, the Company has funded $267,448 to invest with Brantley Venture Partners III, L.P. in $668,619 of promissory notes, with detachable warrants, in Pediatric Physicians Alliance, Inc. The notes have a maturity date of September 29, 2001. The detachable warrant is for the purchase of 30,000 shares of Pediatric Physicians Alliance, Inc. common stock at $4.00 per share.

      Brantley Capital Corporation, continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment which is also generally not adjusted until the transaction is publicly announced or completed.

      Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. (collectively, the “Partnerships”) hold, in the aggregate, approximately $200 million of venture capital private equity investments. The Partnerships are related to the Investment Adviser in a manner that requires the receipt, from the Commission, of an exemption from certain provisions of the Act in order to permit, under certain circumstances, the Company, the Investment Adviser and the Partnerships to invest in the same portfolio companies. As a result, the Company and the Partnerships filed an application on March 6, 1997 with the Commission seeking an exemptive order permitting the Company, under certain circumstances, to invest in securities of issuers in which one of the Partnerships also intends to invest. The staff of the Commission granted the exemptive order on November 18, 1997.

      At December 31, 1999, the Company had stockholders’ equity of $52,440,335, resulting in a net asset value per share of $13.76.

Impact of Inflation

      The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company’s investments.

Risks

      Pursuant to Section 64(b)(1) of the Act, a business development company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company’s investment portfolio. Accordingly, the Company states that its objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often undercapitalized small companies which can lack management depth and have not yet attained levels of consistent profitability. The Company’s private equity investments often include securities which are subject to legal or contractual restrictions on resale, which restrictions adversely affect the liquidity and marketability of such securities.

      The Company considers the management of equity price risk essential to conducting its business and maintaining its profitability. The Company manages this risk by maintaining a diverse portfolio of equity and equity-linked debt securities. A portion of the Company’s investment portfolio consists of equity and equity-linked debt securities in private companies. The Company would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Company’s investment portfolio also consists of common stocks and warrants to purchase common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair market value of these investments.

      Because of the speculative nature of the Company’s investments and the lack of any market for the securities initially purchased by the Company, there is a significantly greater risk of loss than is the case with traditional investment securities. The high-risk, long-term nature of the Company’s private equity investment activities may prevent shareholders of the Company from achieving price appreciation and dividend distributions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      See the information set forth under Item 7 – Risks of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	December

	1999	1998

ASSETS

Cash and cash equivalents (Note 2)	$19,127,039	$22,973,379

Investments, at market	34,502,138	26,911,160

Dividends and interest receivable	1,235,462	433,874

Other assets	126,793	137,113

Total Assets	$54,991,432	$50,455,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Payable for investments purchased	$243,662	$—

Advisory fee payable (Note 3)	365,884	361,153

Accrued professional fees	85,720	51,819

Dividends payable	1,752,847	—

Other liabilities	102,984	101,026

Total Liabilities	$2,551,097	$513,998

Stockholders’ Equity (Note 7):

Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at December 31, 1999 and 1998, respectively	$38,105	$38,105

Additional paid in capital	37,505,433	37,505,433

Retained earnings	14,896,797	12,397,990

Total Stockholders’ Equity	52,440,335	49,941,528

Total Liabilities and Stockholders’ Equity	$54,991,432	$50,455,526

Net Asset Value Per Share	$13.76	$13.11

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the	For the
	year ended	year ended	year ended
	December 31,	December 31,	December 31,
	1999	1998	1997

Investment Income:

Interest	$1,546,395	$1,575,058	$1,709,924

Dividends	770,705	170,911	2,476

Total investment income	2,317,100	1,745,969	1,712,400

Operating Expenses:

Advisory fees	1,436,345	1,325,320	1,126,741

Administration fees	75,000	118,516	117,613

Professional fees	144,514	98,705	150,930

Other	341,664	272,442	286,445

Total expenses	1,997,523	1,814,983	1,681,729

Net Income (Loss)	$319,577	$(69,014)	$30,671

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gain (loss) on investments	2,106,117	(57,414)	421,735

Net unrealized gain on investments	1,825,960	7,194,446	5,260,958

Net gain on investments	3,932,077	7,137,032	5,682,693

Net change in net assets resulting from operations	$4,251,654	$7,068,018	$5,713,364

Net Income per Share, Primary and Fully Diluted	$1.11	$1.85	$1.50

Weighted Average Number of Shares Outstanding, Primary and Fully Diluted	3,810,535	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the	For the	For the
	year ended	year ended	year ended
	December 31,	December 31,	December 31,
	1999	1998	1997

Cash Flows from Operating Activities:

Net change in net assets resulting from operations:	$4,251,654	$7,068,018	$5,713,364

Adjustments to reconcile net change in net assets resulting from operations to net cash (used for) provided by operations:

Net realized (gain) loss on investments	(2,106,117)	57,414	(421,735)

Net Unrealized Gain on Investments	(1,825,960)	(7,194,446)	(5,260,958)

Changes in assets and liabilities:

Dividends and interest receivable	(801,588)	(363,152)	(70,722)

Other assets	10,319	134,377	19,326

Advisory fee payable	4,731	77,042	202,213

Accrued Professional fees	33,901	(87,019)	113,838

Dividends payable	—	(342,948)	—

Other liabilities	1,958	(46,197)	(223,611)

Net cash (used for) provided by operating activities	(431,102)	(696,911)	71,715

Cash Flows from Investing Activities:

Purchases of investment securities	(15,837,437)	(2,663,800)	(18,040,089)

Sales/ Maturities of investment securities	12,426,225	1,726,021	2,526,788

Purchases of short-term investments	(4,566,012,157)	(5,933,395,842)	(7,752,694,628)

Sales/ Maturities of short-term investments	4,566,008,131	5,933,350,671	7,755,099,444

Net cash (used for) investing activities	(3,415,238)	(982,950)	(13,108,485)

Cash Flows from Financing Activities:

Proceeds from shares issued in initial public offering	—	—	—

Subsequent shares issued to initial public offering	—	—	1,500,000

Distributions	—	(38,105)	(101,105)

Net cash (used for) provided by financing activities	—	(38,105)	1,398,895

Net change in cash and cash equivalents for the period	(3,846,340)	(1,717,966)	(11,637,875)

Cash and cash equivalents, beginning of the period	22,973,379	24,691,345	36,329,220

Cash and cash equivalents, end of the period	$19,127,039	$22,973,379	$24,691,345

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional	Retained	Total
	Common	Paid in	Earnings	Stockholders
	Stock	Capital	(Deficit)	Equity

Balance at January 1, 1997	$36,605	$36,112,921	$(7,222)	$36,142,304

Net increase in net assets from operations	—	—	5,713,364	5,713,364

Distributions from:

Net investment income	—	—	(23,084)	(23,084)

Net realized gains	—	—	(420,969)	(420,969)

Issuance of 150,000 shares subsequent to initial public offering	1,500	1,498,500	—	1,500,000

Balance at December 31, 1997	$38,105	$37,611,421	$5,262,089	$42,911,615

Net increase in net assets from operations	—	—	7,068,018	7,068,018

Net investment loss reclassification	—	(105,988)	105,988	—

Distributions from net investment income	—	—	(38,105)	(38,105)

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase in net assets from operations	—	—	4,251,654	4,251,654

Distributions from:

Net investment income	—	—	(495,370)	(495,370)

Net realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

1.  Organization

      Brantley Capital Corporation (the “Company”), a Maryland corporation, is a closed-end, non-diversified investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “Act”). The Company was organized on August 1, 1996 and commenced operations on December 3, 1996. The Company’s investment objective is the realization of long-term capital appreciation in the value of its investments. To achieve this objective, the Company intends to invest primarily in privately placed equities and debt and, to a lesser extent, in post venture small-cap public companies.

      The Company invests in securities classified as “restricted securities” under the Securities Act of 1933. The value of restricted stock investments for which no public market exists cannot be precisely determined. These securities will usually be subject to restrictions on resale or otherwise have no established trading market. The lack of liquidity of these securities may adversely affect the ability of the Company to dispose of them in a timely manner and at a fair price when the Company deems it necessary or advantageous.

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

      Brantley Capital Corporation, continuously evaluates opportunities to maximize the valuation of their investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment which is also generally not adjusted until the transaction is publicly announced or completed.

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

      The Company operates as a non-diversified investment company within the meaning of the Act and, therefore, the Company’s investments are likely to not be substantially diversified.

2.  Significant Accounting Policies

      The following is a summary of significant accounting policies in conformity with generally accepted accounting principles followed by the Company in preparation of its financial statements.

  A.  Security Valuation

      Privately placed securities are carried at fair value as determined in good faith by or under the direction of the Board of Directors. Generally, the fair value of each security will initially be based primarily upon its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in the general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation.

      Portfolio investments listed on an exchange or traded on NASDAQ will be valued at the closing price listed on their respective exchange or system on the date of valuation. Securities traded in the over-the-counter market will be valued on the average of the closing bid and asked prices on the day of valuation.

NOTES TO THE FINANCIAL STATEMENTS — Continued

  B.  Repurchase Agreements

      The Company may invest in repurchase agreements with institutions which Brantley Capital Management, Ltd (the “Investment Adviser”) has determined are creditworthy. Each repurchase agreement is recorded at cost. The Company requires that the securities purchased in a repurchase agreement be transferred to the Company’s custodian in a manner which will enable the Company to obtain those securities in the event of counter-party default. The seller is required to maintain the value of the securities held at not less than the repurchase price, including interest.

  C.  Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with minimal interest rate risk and original maturities of three months or less at acquisition date. At December 31, 1999, cash and cash equivalents consisted of the following:

Cash	$4,891

United States Treasury Bill 4.85%, 2/17/2000	19,122,148

$19,127,039

  D.  Security Transactions and Related Income

      Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on the accrual basis. Dividends are recorded on the ex-dividend date for publicly traded securities and in accordance with the security agreement for private securities.

  E.  Dividends and Distributions to Stockholders

      The Company intends to make quarterly distributions to its stockholders of substantially all of its investment company taxable income. The Company may choose to distribute net realized long-term capital gains, or to retain such gains to supplement the Company’s equity capital and support growth in its portfolio. Income distributions and capital gain distributions are determined in accordance with income tax regulations, which may differ from generally accepted accounting principles.

  F.  Federal Income Taxes

      The Company intends to continue to qualify as a regulated investment company by complying with the applicable provisions available to certain investment companies as defined in applicable sections of the Internal Revenue Code. The Company has elected for Federal income tax purposes to defer a $72,785 current year post October 31 capital loss as though the loss was incurred on the first day of the next year.

  G.  Organization Costs

      Costs incurred by the Company in connection with its organization had originally been deferred and were being amortized on a straight line basis over their estimated useful lives. In accordance with The American Institute of Certified Public Accountants’ Statement of Position 98-5, the Company fully expensed the remaining deferred balance of $96,376 in 1999.

  H.  Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current year presentation.

NOTES TO THE FINANCIAL STATEMENTS — Continued

3.  Investment Advisory Agreement

      The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. Certain officers of the Company are also officers of the Adviser. No officer of the Adviser receives any compensation from the Company for serving as officer of the Company.

4.  Investments

      At December 31, 1999, the cost of investments for federal income tax purposes was the same as that used for financial reporting purposes.

5.  Transactions with Related Parties

      The Company has obtained exemptive relief from certain provisions of the Act which permit the Company to invest in an offering which affiliates of the Investment Adviser also intend to invest in. The Company anticipates that, subject to certain terms and conditions, current and future affiliates of the Adviser may frequently invest in the same portfolio companies.

      Certain offering and organization costs were paid by officers of the Company and the Investment Adviser. No amounts were due to the officers of the Company as of December 31, 1999 or December 31, 1998. At December 31, 1999 and 1998, the Company owed $365,884 and $361,153 respectively to the Investment Adviser for management advisory services.

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

7.  Stockholders’ Equity

      The Company is authorized to issue 25,000,000 shares of Common Stock with a par value $0.01 per share. Shares totaling 3,660,535 were issued through the organization and initial public offering of the Company at $10.00 per share on December 3, 1996. On January 15, 1997, the underwriters of the initial offering of the Company’s shares exercised an option to purchase an additional 150,000 shares of Common Stock at $10 per share resulting in total shares outstanding of 3,810,535. The proceeds of the offerings were reduced by offering costs of $455,824.

      Under the Company’s Dividend Reinvestment and Cash Purchase Plan (the “Plan”), all cash dividends and cash distributions to stockholders are automatically reinvested unless the stockholder elects to receive their distributions in cash. If the market value per share of the Common Stock on the record date equals or exceeds the net asset value per share of Common Stock on that date, the Company will issue new shares at the net asset value.

      If the net asset value exceeds the market price, shares will be purchased on the open market or in private transactions as soon as is practicable after such date. If before the open market purchases have been completed, the market price exceeds the net asset value, the Company will issue new shares at net asset value to fulfill the purchase requirements.

NOTES TO THE FINANCIAL STATEMENTS — Continued

8.  Stock Option Plans

      Concurrent with the initial public offering on December 3, 1996, the Company adopted the 1996 Stock Option Plan (the “Plan”), which authorizes the issuance of options to purchase up to 1,175,000 shares of Common Stock to officers and employees of the Company. Options to purchase 350,000 and 175,002 shares of Common Stock of the Company (the “Option Shares”) were granted to the Company’s executive officers on December 3, 1999 and May 18, 1999, respectively. These options will become exercisable as to one-third of the Option Shares on the first anniversary of the option grant, as to an additional one third of the Option Shares on the second anniversary of the option grant and as to the remaining one-third on the third anniversary of the option grant. Options granted under the Plan will be exercisable at a price not less than the greater of (i) the current market value on the date of option grant and (ii) the current net asset value of the shares of Common Stock. No option may be exercised more than 10 years after the date on which it is granted. The exercise price of the granted options is $10.00 and $12.77, respectively.

      In addition, the Company has adopted a stock option plan relating to 75,000 shares of Common Stock to be granted to the disinterested directors of the Company (the “Director’s Plan”). Upon receipt of an order from the Securities and Exchange Commission approving such a plan as fair and reasonable and not overreaching of the Company or its stockholders, options to purchase 22,000 shares of Common Stock were granted to the disinterested directors on May 18, 1999. These options will become exercisable on the first anniversary of the option grant and will be exercisable at a price not less than the greater of (i) the current market value on the date of option grant and (ii) the current net asset value of the shares of Common Stock. No option may be exercised more than 10 years after the date on which it is granted. The exercise price of the granted options is $12.77.

      In order to facilitate the purchase of shares under the Plan or Director’s Plan, the Company may make arms-length loans to each plan’s participants, under the terms required by Section 57 (j)(2) of the Act. No loans were outstanding as of December 31, 1999.

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (the “Statement”). The Statement encourages companies to recognize expenses for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue the existing accounting method and to not adopt the fair value method. Management has assessed the impact of this pro forma disclosure requirement and determined that it is not material to the operations of the Company in 1999, 1998 and 1997. Management used the Black Scholes model to perform this assessment. Key assumptions included an estimated volatility of .245, expected option life of 5 years, an expected dividend yield of 2.00 and a risk free interest rate of 5.63%. None of the outstanding options were dilutive as of December 31, 1999, 1998 or 1997.

9.  Yearly Data

      Financial results for year ended December 31, 1999 are summarized below:

Total investment income	$2,317,100

Net investment gain	3,932,077

Net increase in net assets from operations	4,251,654

Income per share	$1.11

NOTES TO THE FINANCIAL STATEMENTS — Continued

10.  Financial Highlights

	Year	Year
	ended	ended
	December 31,	December 31,
	1999	1998

Net Asset Value, Beginning of the Period	$13.11	$11.26

Income from investment operations:

Net Income (Loss)	0.08	(.02)

Net Realized And Unrealized Gains on Investments	1.03	1.88

Total from investment operations:	1.11	1.86

Less Distributions:

Dividends from net investment income	(0.13)	(0.01)

Dividends from net realized gains	(0.33)	—

Total Distributions	(0.46)	(0.01)

Net Asset Value, End of the Period	$13.76	$13.11

Market Value, End of the Period	$8.00	$7.125

Total Return, At Market Value	17.94%	(25.89)%

Total Return, At NAV	10.27%	16.63%

NOTES TO THE FINANCIAL STATEMENTS — Continued

11.  Schedule of Investments

	December 31, 1999

	Shares/Par/
Name of Issuer and Title of Issue	Warrants	Market Value

Avionics

Corporate Wings, Inc. *#	709,034	$12,379,730

Business Services

Ameripath Incorporated	47,283	387,130

Barra Incorporated	21,285	675,799

Business Essentials, Incorporated #	510,000	1,020,000

Disposable Products Company, LLC #	1,000,000	1,000,000

International Total Services, Incorporated	104,250	123,797

NCO Group, Incorporated	11,750	353,969

Rent-A-Center, Incorporated	18,300	362,569

		3,923,264

Chemicals

Nova Corp. GA	24,000	757,500

Drugs & Health Care

Barr Labs, Incorporated	16,100	505,137

ESC Medical Systems, Limited	13,675	130,767

Health Care Solutions, Inc. Subordinated Debt with Warrants #	1,628,571	1,500,000

National Rehabilitation Partners, Incorporated #	2,218,375	1,195,000

Pediatric Physicians Alliance, Incorporated *#	793,000	3,172,000

Pediatric Physicians Alliance, Inc. Subordinated Debt/Warrants #	297,448	267,448

		6,770,352

Electronics

Apex Incorporated	15,000	483,750

Cambridge Technology Partners, Incorporated	14,900	391,125

Performance Technologies, Incorporated	28,500	495,187

		1,370,062

Leisure Time

Action Performance, Incorporated	16,000	184,000

Miscellaneous

Canandaigua Brands, Incorporated — Branded Beverages	7,400	377,400

SLI, Incorporated — Lighting products	16,350	221,747

Value Creation Partners, Incorporated — Branded Foods #	35,000	175,000

Waterlink, Incorporated, Warrants — Water treatment systems	53,550	—

		774,147

Retail Trade

Fitness Quest, Incorporated *#	788,961	5,439,996

Fitness Quest, Inc. Subordinated Debt with Warrants *#	1,932,472	2,903,087

		8,343,083

U.S Government Securities

U.S. Treasury Bill 4.85%, 2/17/00 *	19,244,000	19,122,148

Total Investments — (Cost $39,342,923)		$53,624,286

All investments are U.S. companies

*	Represents 5% or more of Total Stockholders’ Equity

#	Represents privately held securities

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and

Shareholders of Brantley Capital Corporation:

      We have audited the accompanying balance sheet of Brantley Capital Corporation (a Maryland corporation) as of December 31, 1999, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Brantley Capital Corporation as of December 31, 1998 and December 31, 1997, were audited by other auditors whose report, dated March 5, 1999, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN, LLP

Cleveland, Ohio,

March 3, 2000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On January 12, 2000, the Company dismissed Ernst & Young LLP as its independent auditors and engaged Arthur Andersen LLP to act as its independent auditors. The change in accountants was based upon a review of fee proposals for the upcoming fiscal year and was not based on any disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The information set forth in the Company’s Form 8-K dated January 19, 2000 is incorporated herein by reference.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information set forth under the caption “ELECTION OF DIRECTORS” in the Company’s definitive Proxy Statement, to be dated on or about April 17, 2000, for its Annual Meeting of Stockholders to be held May 24, 2000, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2000 Proxy Statement”), is incorporated herein by reference.

Item 11.  Executive Compensation

      The information set forth under the caption “EXECUTIVE COMPENSATION” in the 2000 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “ELECTION OF DIRECTORS” in the 2000 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Company will pay to the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 1999, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $365,884. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director, and Michael J. Finn, President and a director of the Company, are officers and managers of the Investment Adviser, and together own 100% of the Investment Adviser.

      As stated above in Item 1 (Business—Potential Co-Investments and Follow-On Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in “Financial Statements and Supplementary Data”), the Company co-invests in portfolio companies from time to time with affiliates of the Company and the Investment Adviser, including certain venture capital investment partnerships. Certain officers and directors of the Company and officers of the Investment Adviser also serve as general partners of the investment partnerships’ general partner. The Company’s co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Company from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

      The Company is an investor in DPC as discussed in the Company’s Management Discussion and Analysis of this Annual Report on Form 10-K. Grand River Industries, Ltd. (“Grand River”) owns 85% of DPC. Grand River is a limited liability company that is 100% owned by Objective Industrial Investments Partners, L.P. (“Objective”). Robert P. Pinkas, Chairman and Chief Executive Officer of the Company, is a general partner in Objective. Mr. Pinkas, as a result of this investment commitment in Objective, owns 20% of Grand River and approximately 17% of DPC.

      James P. Oliver has been a director of the Company since 1998 and is a partner with the law firm of Squire Sanders & Dempsey L.L.P., which has represented the Company as general counsel since shortly after its formation in 1996.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements — The following financial statements of the Company are contained in Item 8 of this Form 10-K:
Balance Sheets — December 31, 1999 and December 31, 1998
Statements of Operations — For the years ended December 31, 1999, 1998 and 1997
Statements of Cash Flows — For the years ended December 31, 1999, 1998 and 1997
Statements of Stockholders’ Equity — For the years ended December 31, 1999, 1998 and 1997
Notes to the Financial Statements
Report of Independent Auditors

2.	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3.	Exhibits — Reference is made to the Exhibit Index which is found on page 25 of this Form 10-K.

(a)	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

(b)	Exhibits — Reference is made to the Exhibit Index which is found on page 25 of this Form 10-K.

(c)	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

By:	/s/ ROBERT P. PINKAS

Title:	Robert P. Pinkas,

Chairman of the Board,
Chief Executive Officer
and Treasurer

Date: March 30, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	March 30, 2000

/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	March 30, 2000
/s/ MICHAEL J. FINN Michael J. Finn	President and Director	March 30, 2000
/s/ L. PATRICK BALES L. Patrick Bales	Director	March 30, 2000
/s/ BENJAMIN F. BRYAN Benjamin F. Bryan	Director	March 30, 2000
/s/ RICHARD MOODIE Richard Moodie	Director	March 30, 2000
/s/ PETER SALTZ Peter Saltz	Director	March 30, 2000
/s/ JAMES P. OLIVER James P. Oliver	Director	March 30, 2000
/s/ JAMES M. SMITH James M. Smith	Director	March 30, 2000

EXHIBIT INDEX

      The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit 3		Articles of Incorporation and By-laws
(1) Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(2) Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)

Exhibit 4		Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 1996, which exhibit is incorporated herein by reference)

Exhibit 10		Material Contracts
(1) Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 27, 1996, which exhibit is incorporated herein by reference)
(2) Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 27, 1996, which exhibit is incorporated herein by reference)
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

Exhibit 23		Consent of Experts and Counsel
(1) Consent of Arthur Andersen, LLP
(2) Consent of Ernst & Young, LLP

Exhibit 27	*	Financial Data Schedule