Form 10-K405/A
period 1999-12-31
BRANTLEY CAPITAL CORP
filed 2000-04-21
CIK 1021009

Form 10-K/A
PRELIMINARY NOTE
PART III
SIGNATURES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $32,749,030, based on the last sale price of such stock as quoted by NASDAQ National Market System on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

      The number of shares of common stock outstanding as of March 24, 2000 was 3,810,535.

PRELIMINARY NOTE

      This Form 10-K/A is being filed by Brantley Capital Corporation (the “Company”) to report Part III information in lieu of the incorporation of such information by reference to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, which has been rescheduled for June 13, 2000.

i

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following information was furnished to the Company by each director or executive officer currently serving, and sets forth the name, age, principal occupation or employment of each such person and the period during which he has served as a director or executive officer of the Company. Except as otherwise noted below, each director or executive officer has held his principal occupation or employment for at least five years.

Director whose term expires in 2000

      Richard Moodie, 50, a director of the Company, is a founder, President and Chief Executive Officer of KraftMaid Cabinetry, Inc. He has over 29 years of experience in growing and managing a manufacturing and marketing business. In 1990, Mr. Moodie sold his majority interest in KraftMaid to Masco Corporation of Taylor, Michigan, a $5 billion home furnishing and building materials company. Mr. Moodie holds a limited partnership interest in Brantley Venture Partners III, L.P. (“BVP III”) and Brantley Partners IV, L.P. (“BVP IV”). Mr. Moodie has been a director of the Company since its formation in 1996.

Directors whose terms expire in 2001

      Paul H. Cascio,* 38, a director of the Company, serves as Vice President and Secretary of the Company and as Vice President and Secretary of the Investment Adviser. Mr. Cascio also serves as a general partner of the general partner of Brantley Venture Partners II, L.P. (“BVP II”), BVP III and BVP IV. Prior to joining BVP II and BVP III in May, 1996, Mr. Cascio was a Managing Director and head of the General Industrial Manufacturing and Services Group in the Corporate Finance Department at Dean Witter Reynolds Inc. Before joining Dean Witter in 1986, Mr. Cascio was employed in the Corporate Finance Department at E.F. Hutton & Company Inc. Mr. Cascio has been Vice President, Secretary, and a director of the Company since 1998.

      Peter Saltz, 56, a director of the Company, is a consultant to KraftMaid Cabinetry, Inc., the second largest cabinet manufacturer in the United States. Mr. Saltz served as Vice Chairman of Finance from 1997 to 1999 and Senior Executive Vice President and Chief Financial Officer of KraftMaid from 1980 to 1997 and has over 29 years of experience as a certified public accountant in the United States and South Africa. Mr. Saltz holds a limited partnership interest in BVP III and BVP IV. Mr. Saltz has been a director of the Company since 1998.

Directors whose terms expire in 2002

      James P. Oliver,* 55, a director of the Company, is a partner with the law firm of Squire, Sanders & Dempsey L.L.P. and is a past member of the firm’s Management Committee. Mr. Oliver’s practice focuses on general corporate and board matters with substantial experience in high net worth individuals and their succession wealth issues. Mr. Oliver is a graduate of Bowling Green State University and the University of Cincinnati College of Law. Mr. Oliver has been a director of the Company since he was appointed by the Board of Directors in 1998 to fill a vacancy on the Board. The law firm of Squire, Sanders & Dempsey L.L.P. has represented the Company as general counsel since shortly after its formation in 1996.

      Benjamin F. Bryan, 46, a director of the Company, is President of Owl Properties Company, a real estate management company. He is also a partner in Synergy Capital LLC, a real estate investment and development entity. From 1992 to 1997, Mr. Bryan served as Executive Vice President and a director of The Tower Properties Company, a publicly owned, Kansas City, Missouri-based developer, owner and manager of real estate. From 1980 to 1991, Mr. Bryan held a series of public policy and public administration positions, including Executive Assistant to the Mayor of Cleveland, Public Affairs Manager with the Denver Chamber of Commerce and Executive Director of the Metro Denver Transportation Development Commission. Mr. Bryan has been a director of the Company since its formation in 1996.

Directors whose terms expire in 2003

      Robert P. Pinkas,* 46, is Chairman of the Board, Chief Executive Officer, Treasurer and a director of the Company; and Chairman of the Board, Chief Executive Officer, Treasurer and a manager of Brantley Capital Management, L.L.C., which serves as the investment adviser to the Company (the “Investment Adviser”). Mr. Pinkas was the founding partner of Brantley Venture Partners, L.P., a venture capital fund started in 1987 (“BVP I”), and led the formation of three related venture capital funds, BVP II, BVP III and BVP IV. A family limited partnership of which Mr. Pinkas is the sole general partner serves as a general partner of the sole general partner of each of BVP I, BVP II, BVP III and BVP IV. Each of BVP I, BVP II, BVP III and BVP IV has made venture capital investments similar to the investments the Company makes in private companies. From 1981 to 1987, Mr. Pinkas was active in venture capital management and financing as a founding director and investor in seven early-stage companies. He serves on the board of directors of several portfolio companies in which one or more of BVP I, BVP II, BVP III and BVP IV have invested, including Gliatech, Inc., Pediatric Services of America, Inc., Medirisk, Inc., Quad Systems Corporation and Waterlink, Inc. Mr. Pinkas has been Chairman of the Board, Chief Executive Office, Treasurer and a director of the Company since its formation in 1996.

      L.  Patrick Bales, 57, a director of the Company, is a partner with the firm of Donahue/ Bales Associates, an executive search consulting firm that services smaller growth companies as well as major corporations in both the private and public sector. The firm conducts executive search assignments both domestically and internationally and has affiliate offices in London and Tokyo. Previously, Mr. Bales was employed with Paul R. Ray & Company from 1981 to 1983 in their Chicago office and was on the professional staff of two other search firms in the Chicago area from 1975 to 1981. He spent five years with Weber Marking Systems prior to embarking upon his career in executive search. Mr. Bales has been a director of the Company since its formation in 1996.

Directors whose terms expire in 2004

      Michael J. Finn,* 50, is President and a director of the Company and is President and a manager of the Investment Adviser. Mr. Finn also serves as a general partner of the general partner of BVP II, BVP III and BVP IV. From 1987 to 1995, Mr. Finn served as portfolio manager and vice president of the Venture Capital Group of Sears Investment Management Company (“SIMCO”) in Chicago. In this capacity, Mr. Finn managed the development of a $150 million portfolio of private equity investments, including the investment of over $24 million directly in 25 operating companies. From 1983 to 1987, he led the development of a $250 million venture capital program for the State of Michigan Department of Treasury as its deputy director. In 1982, Mr. Finn founded and served as president of the Michigan Certified Development Corporation, a small business development corporation which financed over $50 million of investments in six companies in Michigan during the period 1982 to 1984. In 1976, he launched the Forward Development Corporation, an entity sponsored by the U.S. Small Business Administration for small business financing. He serves on the board of directors of several portfolio companies in which one or more of BVP I, BVP II, BVP III and BVP IV have invested, including Medirisk, Inc. and Pediatric Services of America, Inc. Mr. Finn has been a director and the President of the Company since its formation in 1996.

      James M. Smith, 51, a director of the Company, is employed by Pilgrim Baxter & Associates where he co-manages the PGHG Strategic Small Company Fund. In addition, Mr. Smith leads the investment team responsible for management of Pilgrim Baxter’s Hybrid Partners I and II and holds additional small cap growth portfolio management responsibilities. Mr. Smith possesses over twenty years of investment experience in equity portfolio management and research. Mr. Smith is a Chartered Financial Analyst and a graduate of Washington & Lee University. He earned his MBA from Northwestern University. Mr. Smith was appointed in 1998 by the Board of Directors to fill a vacancy on the Board.

Non-Director Executive Officer

      Tab A. Keplinger, 39, has served as Vice President and Chief Financial Officer of the Company since its inception in 1996. Prior to joining the Company in February, 1997, Mr. Keplinger was Vice President and Chief Financial Officer of Victoria Financial Corporation. Before joining Victoria Financial Corporation in 1990, Mr. Keplinger was a senior audit manager in the manufacturing and service sectors for KPMG Peat Marwick.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the Company and persons who beneficially own more than 10% of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and 10% stockholders are also required by the rules promulgated by the Commission to furnish to the Company copies of all Section 16(a) reports they file.

      Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that each of its officers and directors complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 1999.

Item 11.  Executive Compensation

Organization and Compensation of the Board of Directors

      The Company’s Board of Directors held four regularly scheduled meetings during the last fiscal year. The standing committees of the Board of Directors include the Audit Committee, the Compensation Committee and the Nominating Committee.

      The function of the Audit Committee is to make recommendations to the Board of Directors concerning selection of the Company’s independent public accountant, oversee the Company’s accounting methods and implement and review the audit and findings of the Company’s independent public accountant for the purpose of reporting to the Board of Directors. The Audit Committee, currently composed of Messrs. Bales, Bryan and Moodie, held two meetings in connection with Board meetings during 1999.

      The function of the Compensation Committee is to assist the Board of Directors in evaluating and recommending compensation of the senior executives of the Company and to administer the Company’s Stock Option Plan in accordance with the terms thereof, including the designation of which officers and employees of the Company shall receive stock options, and the number of shares which should be subject to each option so granted. The Compensation Committee, currently composed of Messrs. Bales, Bryan and Moodie, held one meeting in connection with a Board meeting during 1999.

      The function of the Nominating Committee is to recommend candidates for the Board of Directors. The Nominating Committee, currently composed of Messrs. Pinkas†, Finn† and Bales, held one meeting in conjunction with a Board meeting during 1999. Stockholders also may submit written recommendations to the Nominating Committee for consideration.

      Each director who is not an officer or an employee of the Company receives a monthly fee of $500 and an attendance fee of $1,000 for each Board and committee meeting attended.

_______________

*	Directors who are “interested persons” with respect to the Company, as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Messrs. Pinkas and Finn are “interested persons” with respect to the Company because of their positions as directors and executive officers of the Company and executive officers and managers of the Investment Adviser. Mr. Cascio is an “interested person” with respect to the Company because of his position as a director and executive officer of the Company and an executive officer of the Investment Adviser. Mr. Oliver is an “interested person” with respect to the Company because his law firm serves as the Company’s legal counsel.

†	Directors who are “interested persons” with respect to the Company, as defined in Section 2(a)(19) of the Investment Company Act.

Compensation

      The following table sets forth the compensation of the Company’s directors, none of whom is an employee of the Company. Except as set forth in such table, no other compensation was paid to any director (including those who also serve as executive officers) by the Company or any other entity in the Company’s fund complex during 1999. No information has been provided with respect to executive officers of the Company (other than those who also serve as directors), since none of them receives aggregate compensation from the Company and the Company’s fund complex in excess of $60,000.

COMPENSATION TABLE

	Aggregate Compensation	Total Compensation
Name of Director	From the Company	From Fund and Fund Complex

L. Patrick Bales(1)	$10,000	$10,000

Benjamin F. Bryan(1)	10,000	10,000

Paul H. Cascio	0	0

Michael J. Finn	0	0

Richard Moodie(1)	10,000	10,000

James P. Oliver	0	0

Robert P. Pinkas	0	0

Peter Saltz(1)	10,000	10,000

James M. Smith(1)	10,000	10,000

(1)	Compensation consists of amounts received for service as a director. See “Organization and Compensation of the Board of Directors” above.

      The following table sets forth information regarding individual grants of stock options made during the last fiscal year to each of the named individuals.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
	Number				Annual Rates of
	of	% of Total			Stock Price
	Securities	Options	Exercise		Appreciation for
	Underlying	Granted to	or Base		Option Term
	Options	Employees in	Price	Expiration
Name	Granted	Fiscal Year	($/Sh)	Date	5%	10%

Robert P. Pinkas	75,000	15.0%	12.77	5/18/09	602,324	1,526,407

Michael J. Finn	25,000	5.0%	12.77	5/18/09	200,775	508,802

Paul H. Cascio	25,000	5.0%	12.77	5/18/09	200,775	508,802

Tab A. Keplinger	25,000	5.0%	12.77	5/18/09	200,775	508,802

L. Patrick Bales	6000	1.0%	12.77	5/18/09	48,186	122,113

Benjamin F. Bryan	6000	1.0%	12.77	5/18/09	48,186	122,113

Richard Moodie	6000	1.0%	12.77	5/18/09	48,186	122,113

James P. Oliver	2000	1.0%	12.77	5/18/09	16,062	40,704

James M. Smith	2000	1.0%	12.77	5/18/09	16,062	40,704

      The exercise of the options granted in 1999 to Messrs. Pinkas, Finn, Cascio, and Keplinger is governed by a multi-year vesting schedule, as described below under the caption “Stock Options.” The exercise of the options granted in 1999 to Messrs. Bales, Bryan, Moodie, Oliver, and Smith is governed by a one-year vesting requirement, as described below under the caption “Stock Options.”

Stock Options

      The Company’s 1996 Stock Option Plan (the “Stock Option Plan”) permits the granting of nonqualified stock options to officers and employees of the Company. All officers of the Company are eligible to be selected to participate in the Stock Option Plan. At present, the Company has no employees. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons who are eligible to participate and determines the number of options to be granted.

      The number of shares of Common Stock available for grant under the Stock Option Plan is 1,175,000, subject to certain adjustments. Options granted under the Stock Option Plan are exercisable at a price not less than the greater of (i) the current market value (as defined in the Stock Option Plan) on the date of option grant and (ii) the current net asset value of the shares of Common Stock. Options become exercisable to the extent of one-third of the subject shares after one year from the grant date, two-thirds of the subject shares after two years from the grant date and all subject shares after three years from the grant date.

      The Company’s Disinterested Director Option Plan (the “Director Option Plan”) permits the granting of non-qualified stock options to the directors of the Company who are not employees or officers. All such directors of the Company are eligible to be selected to participate in the Director Option Plan, which is administered by the Compensation Committee of the Board of Directors. In order for options to be issued to the non-employee, non-officer directors, the Company obtained exemptive relief from the Securities and Exchange Commission. Under the terms of the exemptive order and the Director Option Plan Agreement, each qualified director will be granted an option to purchase 2,000 shares upon their initial appointment to the Board of Directors. Throughout the term of the plan and immediately following each annual meeting of stockholders of the Company, each qualified director then serving on the Company’s Board of Directors will be granted options to purchase 2,000 additional shares, subject to adjustment. Such option grants were made retroactively by the Company to its formation. As a result, the three original qualifying directors who served on the Company’s Board of Directors since the Company’s formation received options to purchase 6,000 shares each. The remaining qualifying directors who served on the Company’s Board of Directors since 1998 received options to purchase 2,000 shares each.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of March 31, 2000, the number of shares of Common Stock of the Company beneficially owned by each director, nominee for director, executive officer and all directors and executive officers as a group, according to information furnished to the Company by such persons:

	Amount and Nature of
	Beneficial		Percent of
Name	Ownership(1)		Class

L. Patrick Bales	6,800	(2)	*

Benjamin F. Bryan	9,777	(2)	*

Paul H. Cascio	43,444	(3)	1.03%

Michael J. Finn	88,517	(4)	2.10%

Tab A. Keplinger	9,583	(5)	*

Richard Moodie	16,000	(2)	*

James P. Oliver	2,000	(7)	*

Robert P. Pinkas	298,916	(6)	7.09%

Peter Saltz	13,000	(7)	*

James M. Smith	2,000	(7)	*

All Directors and Executive Officers as a Group (10 persons)	490,037		11.58%

*	Shares owned are less than one percent of class.

(1)	Each of the persons named in the above table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Includes 6,000 shares subject to stock option grants.

(3)	Includes 33,333 shares subject to stock option grants.

(4)	Includes 83,333 shares subject to stock option grants.

(5)	Includes 8,333 shares subject to stock option grants.

(6)	Includes 250,000 shares subject to stock option grants.

(7)	Includes 2,000 shares subject to stock option grants.

      The following table sets forth information about one person known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock:

	Amount and Nature
Name and Address	of Beneficial	Percent of
Of Beneficial Owner	Ownership(1)	Class

Maxus Investment Group 1301 East Ninth Street, Suite 3600 Cleveland, Ohio 44114-1800	515,500	12.5%

Information regarding share ownership was obtained from Schedule 13D filed by Maxus Investment Group on January 26, 1999. All of the reporting persons and entities known as Maxus Investment Group reported sole voting and investment power as to 60,000 shares of Common Stock and shared voting and investment power as to 455,500 shares of Common Stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

By:	/s/ ROBERT P. PINKAS

Title:	Robert P. Pinkas,

Chairman of the Board,
Chief Executive Officer
and Treasurer

Date: April 21, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	April 21, 2000

/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	April 21, 2000

/s/ MICHAEL J. FINN Michael J. Finn	President and Director	April 21, 2000

/s/ L. PATRICK BALES L. Patrick Bales	Director	April 21, 2000

/s/ BENJAMIN F. BRYAN Benjamin F. Bryan	Director	April 21, 2000

/s/ RICHARD MOODIE Richard Moodie	Director	April 21, 2000

/s/ PETER SALTZ Peter Saltz	Director	April 21, 2000

/s/ JAMES P. OLIVER James P. Oliver	Director	April 21, 2000

/s/ JAMES M. SMITH James M. Smith	Director	April 21, 2000