Form 10-Q
period 2000-03-31
BRANTLEY CAPITAL CORP
filed 2000-05-15
CIK 1021009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRANTLEY CAPITAL CORPORATION BALANCE SHEETS
BRANTLEY CAPITAL CORPORATION STATEMENTS OF OPERATIONS (Unaudited)
BRANTLEY CAPITAL CORPORATION STATEMENTS OF CASH FLOWS (Unaudited)
BRANTLEY CAPITAL CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
BRANTLEY CAPITAL CORPORATION NOTES TO THE FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland

(State or other Jurisdiction of
Incorporation or Organization)
34-1838462

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

      The number of shares of common stock outstanding as of March 31, 2000 was 3,810,535.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	March 31,
	2000	December 31,
	(Unaudited)	1999

ASSETS

Cash and cash equivalents (Note 2)	$16,947,857	$19,127,039

Investments, at market (Note 2)	35,452,672	34,502,138

Dividends and interest receivable	1,403,338	1,235,462

Other assets	97,449	126,793

Total Assets	$53,901,316	$54,991,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Payable for investments purchased	$—	$243,662

Advisory fee payable (Note 3)	392,290	365,884

Accrued professional fees	124,972	85,720

Dividends payable	—	1,752,847

Other liabilities	179,898	102,984

Total Liabilities	$697,160	$2,551,097

Stockholders’ Equity:

Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at March 31, 2000 and December 31, 1999 respectively	$38,105	$38,105

Additional paid in capital	37,505,433	37,505,433

Retained earnings	15,660,618	14,896,797

Total Stockholders’ Equity	53,204,156	52,440,335

Total Liabilities and Stockholders’ Equity	$53,901,316	$54,991,432

Net Asset Value Per Share	$13.96	$13.76

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	March 31,	March 31,
	2000	1999

Investment Income:

Interest and dividend income	$628,390	$309,703

Total investment income	628,390	309,703

Operating Expenses:

Advisory fees	400,065	347,665

Administration fees	29,687	33,799

Professional fees	35,804	27,751

Other	62,316	142,026

Total expenses	527,872	551,241

Net Income (Loss)	$100,518	$(241,538)

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gain on investments	258,127	459,210

Net unrealized gain (loss) on investments	405,176	(1,514,473)

Net gain (loss) on investments	663,303	(1,055,263)

Net change in net assets resulting from operations	$763,821	$(1,296,801)

Net Income (Loss) per Share, Primary and Fully Diluted	$0.20	$(0.34)

Weighted Average Number of Shares Outstanding, Primary and Fully Diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2000	1999

Cash Flows from Operating Activities:

Net change in net assets resulting from operations:	$763,821	$(1,296,801)

Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:

Net realized gain on investments	(258,127)	(459,210)

Net unrealized (gain) loss on investments	(405,176)	1,514,473

Changes in assets and liabilities:

Dividends and interest receivable	(167,876)	14,666

Other assets	29,344	61,650

Advisory fee payable	26,406	(13,488)

Accrued Professional fees	39,252	61,400

Dividends payable	(1,752,847)	—

Other liabilities	76,915	30,893

Net cash used for operating activities	(1,648,288)	(86,417)

Cash Flows from Investing Activities:

Purchases of investment securities	(1,041,947)	(3,697,000)

Sales/ Maturities of investment securities	515,864	2,092,988

Purchases of short-term investments	(1,076,794,042)	(1,295,532,570)

Sales/ Maturities of short-term investments	1,076,789,231	1,295,992,004

Net cash used for investing activities	(530,894)	(1,144,578)

Net change in cash and cash equivalents for the period	(2,179,182)	(1,230,995)

Cash and cash equivalents, beginning of period	19,127,039	22,973,379

Cash and cash equivalents, end of the period	$16,947,857	$21,742,384

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase in net assets from operations	—	—	4,251,654	4,251,654

Distributions from:

Net investment income	—	—	(495,370)	(495,370)

Net realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	763,821	763,821

Balance at March 31, 2000	$38,105	$37,505,433	$15,660,618	$53,204,156

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.  Significant Accounting Policies

The interim financial statements have been prepared by Brantley Capital Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 1999 Annual Report filed on Form 10-K dated December 31, 1999.

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the quarter ended March 31, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities (“the Statement”), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its legal and other professional fees incurred in connection with organizing the Company. The Company adopted the provisions of the Statement as of January 1, 1999. The effect of the adoption of the Statement was to decrease income from continuing operations in 1999 by $96,376 ($0.03 per share) to expense costs that had been previously capitalized prior to 1999.

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

2.  Investments, Cash and Cash Equivalents

As of March 31, 2000 and December 31, 1999, the identified costs of investments and cash equivalents were $37,713,989 and $39,342,923, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2000	1999

	(Unaudited)	(Audited)

Cash	$—	$4,891
United States Treasury Bill

5.75%, 4/18/2000	16,947,857

4.85%, 2/17/2000		19,122,148

	$16,947,857	$19,127,039

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.  Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the quarter ended March 31, 2000 the Investment Adviser earned $400,065 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4.  Financial Highlights

	For the quarter	For the quarter
	ended	ended
	March 31,	March 31,
	2000	1999

Net Asset Value, Beginning of the Period	$13.76	$13.11

Income from investment operations:

Net Income (Loss)	0.03	(0.06)

Net Gain (Loss) on Investments	0.17	(0.28)

Total from investment operations	0.20	(0.34)

Net Asset Value, End of the Period	$13.96	$12.77

Market Value, End of the Period	$10.75	$7.13

Total Return, At Market Value	34.38%	0.00%

Total Return, At NAV	1.50%	(2.59)%

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Brantley Capital Corporation (the “Company”) is a closed end, non-diversified investment company that has elected to be treated as a “business development company” under the Investment Company Act of 1940, as amended (the “Act”). The Company invests primarily in the equity and equity-linked debt securities of private companies. The Company’s principal investment objective is the realization of long-term capital appreciation in the value of such investments.

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

      Pending the completion of equity and equity-linked debt security investments that meet the Company’s investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest and dividends paid by its portfolio companies. Dividend and interest income on investments for the three months ended March 31, 2000 and 1999 were $628,390 and $309,703 respectively. The significant components of total operating expenses were fees of $400,065 and $347,665 to the Investment Adviser during the three month periods ending March 31, 2000 and 1999 respectively.

      During the three months ended March 31, 2000 and March 31, 1999 the Company’s equity and equity-linked debt security investments resulted in net realized and unrealized gains (losses) on investment transactions of $663,303 and ($1,055,263) respectively. The Company has invested in various small capitalization public stocks which are subject to general stock market and business conditions and the seven private investments described below (See Liquidity and Capital Resources). The 2000 and 1999 unrealized gains (losses) have been significantly influenced by these general stock market and business conditions.

Liquidity and Capital Resources

      At March 31, 2000, the Company had $16,947,857 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At March 31, 2000, the cash was primarily invested in a United States Treasury security. Management believes that cash and cash equivalents together with proceeds from investments will provide the Company with the liquidity necessary to pay operating expenses of the Company and make follow-on investments. At March 31, 2000, the Company had stockholders’ equity of $53,204,156, resulting in a net asset value per share of $13.96.

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

      At March 31, 2000, the cost of equity and equity-linked debt security investments made by the Company to date was $20.8 million and their aggregate market value was $35.5 million for an aggregate fair market value appreciation of 71%. Management believes the companies identified have significant potential for long-term growth in sales and earnings. Brantley Capital Corporation continuously evaluate opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment which is also generally not adjusted until the transaction is publicly announced or completed.

      The individually significant equity and equity-linked debt security holdings of the Company at March 31, 2000 were comprised of the following investments:

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

      On December 29, 1998, the Company announced the completion of a second private equity investment in Corporate Wings. As a result, the Company purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. The Company’s purchase represents approximately 65,034 shares of a Class A 8% Convertible Preferred Stock at $14.80 per share. Proceeds will be used to fund the expansion of Corporate Wings’ Flight Option program and to continue to execute their acquisition strategy. During 1998, Corporate Wings completed the acquisition of Miller Aviation and grew to over $125 million in annual revenues. As a result of the price of this subsequent financing, which was led by The Provident Bank, and the operating performance of Corporate Wings during 1998, the market value of the Company’s original investment in Corporate Wings was increased to $9,531,760 resulting in an unrealized gain of $7,431,760. This valuation was based on the $14.80 per share price negotiated by The Provident Bank and approved by the Company’s Board of Directors.

      On August 31, 1999, the Company announced the completion of a third private equity investment in Corporate Wings. As a result, Corporate Wings sold $20 million of Series B 8% Preferred Stock to a third party private equity group at $17.46 per share. Consistent with the Company’s investment procedures, this transaction resulted in a valuation increase on the Corporate Wings investment of $1,886,030 or $.50 per share. At March 31, 2000 the financial statement value of the investment in Corporate Wings was $12,379,730, representing over a 300% increase from its original purchase price.

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

      In addition to the above Series A 10% Convertible Preferred Stock, the Company has funded $1,751,300 to invest with Brantley Venture Partners III, L.P. in a $ 3.5 million 10% senior subordinated debt investments in Fitness Quest. In addition, the Company received a warrant to purchase 181,172 shares of Fitness Quest common stock for $.01 per share. The proceeds of the investment were used to fund Fitness Quest’s working capital needs.

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

  National Rehab Partners, Inc.

      On August 10, 1999, the Company announced the completion of a $1.5 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million preferred stock issue for National Rehab Partners, Inc. (NRP). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. NRP is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers, resulting in NRP having an annualized consolidated revenue base of approximately $25.0 million. The remaining commitments are being funded upon the successful closing of additional acquisitions. As a result of this commitment Brantley Capital Corporation has purchased 2.2 million shares of Class A 8% Convertible Preferred Stock.

  Pediatric Physicians Alliance, Inc.

      On January 28, 1999, the Company announced the completion of a $3.2 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.9 million preferred stock issue for Pediatric Physicians Alliance, Inc. (“ Pediatric Physicians Alliance”). Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company’s objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to complete the acquisition of a number of physician practices. Upon acquiring these practices, Pediatric Physicians Alliance’s annualized revenues were approximately $30 million. The Company also agreed to purchase 793,000 shares of Class A-2 10% Convertible Preferred Stock. In addition to the above Class A-2 10% Convertible Preferred Stock, the Company has funded $267,448 to invest with Brantley Venture Partners III, L.P. in $668,619 of promissory notes, with detachable warrants, in Pediatric Physicians Alliance. The notes have a maturity date of September 29, 2001. The detachable warrant is for the purchase of 30,000 shares of Pediatric Physicians Alliance common stock at $4.00 per share.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The information set forth under Item 2 – Risks of this Quarterly Report on Form 10-Q is incorporated herein by reference.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

Reference is made to the Exhibit Index that is found on page 14 of this Form 10-Q.

b.	Reports on Form 8-K

During the quarter ended March 31, 2000, the Company filed one report on Form 8-K, dated January 19, 2000, to report a change in accountants.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: May 15, 2000	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: May 15, 2000	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

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