Form 10-Q
period 2000-06-30
BRANTLEY CAPITAL CORP
filed 2000-08-14
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000	Commission File Number: 814-00127

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

      The number of shares of common stock outstanding as of June 30, 2000 was 3,810,535.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	June 30,
	2000	December 31,
	(Unaudited)	1999

ASSETS

Cash and cash equivalents (Note 2)	$15,285,004	$19,127,039

Investments, at market (Note 2)	35,417,429	34,502,138

Receivable for investments sold	1,429,197	—

Dividends and interest receivable	1,639,466	1,235,462

Other assets	68,105	126,793

Total Assets	$53,839,201	$54,991,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Payable for investments purchased	$—	$243,662

Advisory fee payable (Note 3)	382,719	365,884

Accrued professional fees	106,592	85,720

Dividends payable	—	1,752,847

Other liabilities	108,272	102,984

Total Liabilities	$597,583	$2,551,097

Stockholders’ Equity:

Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at June 30, 2000 and December 31, 1999 respectively	$38,105	$38,105

Additional paid in capital	37,505,433	37,505,433

Retained earnings	15,698,080	14,896,797

Total Stockholders’ Equity	53,241,618	52,440,335

Total Liabilities and Stockholders’ Equity	$53,839,201	$54,991,432

Net Asset Value Per Share	$13.97	$13.76

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	June 30, 2000	June 30, 1999

Investment Income:

Interest and dividend income	$540,508	$303,467

Operating Expenses:

Advisory fees	374,945	350,352

Administration fees	29,687	33,122

Professional fees	35,804	33,605

Other	62,317	46,711

Total expenses	502,753	463,790

Net Investment Income (Loss)	$37,755	$(160,323)

Net Realized and Unrealized (Losses)Gainson Investments:

Net realized gain on investments	1,032,798	791,086

Net unrealized (loss) gain on investments	(1,033,091)	328,119

Net (loss) gain on investments	(293)	1,119,205

Net change in net assets resulting from operations	$37,462	$958,882

Net Income per Share, Primary and Fully Diluted	$0.01	$0.25

Weighted Average Number of Shares Outstanding, Primary and Fully Diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For six months	For six months
	ended	ended
	June 30, 2000	June 30, 1999

Investment Income:

Interest and dividend income	$1,168,898	$613,170

Operating Expenses:

Advisory fees	775,010	698,017

Administration fees	59,374	66,921

Professional fees	71,608	61,356

Other	124,633	188,737

Total expenses	1,030,625	1,015,031

Net Investment Income (Loss)	$138,273	$(401,861)

Net Realized and Unrealized Gains (Losses)on Investments:

Net realized gain on investments	1,290,925	1,250,296

Net unrealized (loss) on investments	(627,915)	(1,186,354)

Net gain on investments	663,010	63,942

Net change in net assets resulting from operations	$801,283	$(337,919)

Net Income (Loss) per Share, Primary and Fully Diluted	$0.21	$(0.09)

Weighted Average Number of Shares Outstanding, Primary and Fully Diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months	For six months
	ended June 30,	ended June 30,
	2000	1999

Cash Flows from Operating Activities:

Net change in net assets resulting from operations:	$801,283	$(337,919)

Adjustments to reconcile net change in net assets resulting from operations to net cash (used for) operations:

Net realized (gain) on investments	(1,290,925)	(1,250,296)

Net unrealized loss on investments	627,915	1,186,354

Changes in assets and liabilities:

Dividends and interest receivable	(404,004)	(38,439)

Organization costs	—	96,376

Administrative fee payable	—	6,191

Other assets	58,688	(22,904)

Advisory fee payable	16,835	(10,801)

Accrued professional fees	20,873	(14,455)

Dividends payable	(1,752,847)	—

Other liabilities	5,289	33,371

Net cash used for operating activities	(1,916,893)	(352,522)

Cash Flows from Investing Activities:

Purchases of investment securities	(3,031,157)	(8,960,826)

Sales/ Maturities of investment securities	1,112,596	4,455,475

Purchases of short-term investments	(2,100,266,417)	(2,410,729,004)

Sales/ Maturities of short-term investments	2,100,259,836	2,410,727,929

Net cash used for investing activities	(1,925,142)	(4,506,426)

Net change in cash and cash equivalents for the period	(3,842,035)	(4,858,948)

Cash and cash equivalents, beginning of period	19,127,039	22,973,379

Cash and cash equivalents, end of the period	$15,285,004	$18,114,431

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase in net assets from operations	—	—	4,251,654	4,251,654

Distributions from:

Net investment income	—	—	(495,370)	(495,370)

Net realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	801,283	801,283

Balance at June 30, 2000	$38,105	$37,505,433	$15,698,080	$53,241,618

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

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2000, the results of its operations for the six month period ended June 30, 2000, the results of its operations for the three month period ended June 30, 2000, and its cash flows for the six month period ended June 30, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its legal and other professional fees incurred in connection with organizing the Company. The Company adopted the provisions of the SOP as of January 1, 1999. The effect of the adoption of SOP 98-5 was to decrease income from continuing operations in 1999 by $96,376 ($0.03 per share) to expense costs that had been previously capitalized prior to 1999.

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

2.  Investments, Cash and Cash Equivalents

As of June 30, 2000 and December 31, 1999, the identified costs of investments, cash and cash equivalents were $37,044,928 and $39,342,923, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)

Cash	$4,057	$4,891

United States Treasury Bill 5.20%, 7/20/2000	15,280,947

4.85%, 2/17/2000		19,122,148

	$15,285,004	$19,127,039

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.  Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the six months ended June 30, 2000 the Investment Adviser earned $775,010 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as an officer of the Company.

4.  Financial Highlights

	For six months	For six months
	ended	ended
	June 30,	June 30,
	2000	1999

Net Asset Value, Beginning of the Period	$13.76	$13.11

Income from investment operations:

Net Income (Loss)	0.04	(0.11)

Net Gain (Loss) on Investments	0.17	0.02

Total from investment operations	0.21	(0.09)

Net Asset Value, End of the Period	$13.97	$13.02

Market Value, End of the Period	$8.75	$7.38

Total Return, At Market Value	9.38%	3.51%

Total Return, At Net Asset Value	1.53%	(0.69)%

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

      Pending the completion of equity and equity-linked debt security investments that meet the Company’s investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest and dividends paid by its portfolio companies. Dividend and interest income on investments for the six months ended June 30, 2000 and 1999 were $1,168,898 and $613,170 respectively. The significant components of total operating expenses were advisory fees of $775,010 and $698,017 to the Investment Adviser during the six month periods ending June 30, 2000 and 1999 respectively.

      During the six months ended June 30, 2000 and June 30, 1999 the Company’s equity and equity-linked debt security investments resulted in net realized and unrealized gains (losses) on investment transactions of $663,010 and $63,942 respectively. The Company has invested in various small capitalization public stocks which are subject to general stock market and business conditions and the eight private investments described below (See Liquidity and Capital Resources). The 2000 and 1999 unrealized gains (losses) have been significantly influenced by these general stock market and business conditions.

Liquidity and Capital Resources

      At June 30, 2000, the Company had $15,285,004 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At June 30, 2000, the cash was primarily invested in a United States Treasury security. Management believes that cash and cash equivalents together with proceeds from investments will provide the Company with the liquidity necessary to pay operating expenses of the Company and make follow-on investments. At June 30, 2000, the Company had stockholders’ equity of $53,241,618, resulting in a net asset value per share of $13.97.

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

      At June 30, 2000, the cost of equity and equity-linked debt security investments made by the Company to date was $21.8 million and their aggregate market value was $35.4 million, for an aggregate fair market value appreciation of 62%. Management believes the companies identified have significant potential for long-term growth in sales and earnings. The Company continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment which is also generally not adjusted until the transaction is publicly announced or completed.

      The individually significant equity and equity-linked debt security holdings of the Company at June 30, 2000 were comprised of the following investments:

  Business Essentials, Inc.

      On April 22, 1999, the Company entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Business Essentials, Inc. (“BEI”). BEI is an office products marketing and distribution company based in Nashville, Tennessee. The first $6.0 million of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remaining commitment will be funded upon the closing of additional acquisitions. As a result of the initial closing, the Company has purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share.

  Flight Options, Inc. (Formerly Corporate Wings, Inc.)

      On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Flight Options, Inc. (“Flight Options”). The Company’s investment consists of approximately 644,000 shares of Flight Options Series A 8% Convertible Preferred Stock at $3.26 per share. Flight Options’ businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction were used by Flight Options to continue to execute an acquisition strategy. Flight Options has been in business since 1978 and had sales of approximately $40 million at the time of the Company’s investment.

      On December 29, 1998, the Company announced the completion of a second private equity investment in Flight Options. As a result, the Company purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. The Company’s purchase represents approximately 65,034 shares of a Class A 8% Convertible Preferred Stock at $14.80 per share. Proceeds were used to fund the expansion of the Flight Option program and to continue to execute their acquisition strategy. During 1998, Flight Options completed the acquisition of Miller Aviation and grew to over $125 million in annual revenues. As a result of the price of this subsequent financing, which was led by The Provident Bank, and the operating performance of Flight Options during 1998, the market value of the Company’s original investment in Flight Options was increased to $9,531,760 resulting in an unrealized gain of $7,431,760. This valuation was based on the $14.80 per share price negotiated by The Provident Bank and approved by the Company’s Board of Directors.

      On August 31, 1999, the Company announced the completion of a third private equity investment in Flight Options. As a result, Flight Options sold $20 million of Series B 8% Preferred Stock to a third party private equity group at $17.46 per share. Consistent with the Company’s investment procedures, this transaction resulted in a valuation increase on the Flight Options investment of $1,886,030 or $.50 per share. At June 30, 2000 the financial statement value of the investment in Flight Options was $12,379,730, representing over a 300% increase from its original purchase price.

  Disposable Products Company, LLC

      On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC (“DPC”). DPC is an acquisition strategy company in the business of manufacturing and converting paper and nonwoven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete the first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. Brantley also received a detachable capital stock purchase warrant exercisable into 5% of the fully-diluted capital stock of the company at the time of exercise at a nominal exercise price. The proceeds of the facility were used to finance acquisitions.

  Fitness Quest, Inc.

      On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. (“Fitness Quest”). As a result, the Company purchased approximately 788,961 shares of Fitness Quest Series A 10% Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company launching an acquisition strategy. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group (a 100% wholly owned subsidiary of Time Warner, Inc.) and the remainder was used for acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and, at the time of the purchase, had revenues at a $100 million annual sales rate level.

      During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. The Company’s Board of Directors, after a complete evaluation, made a determination to increase the Company’s market value in its Fitness Quest investment in 1997 to $5,440,000, resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In 1998, the operating results of Fitness Quest were adversely impacted by the cyclical nature of its business and one-time expenses resulting from several acquisition transactions. Consequently, 1998 sales were approximately $90 million resulting in lower than expected profit margins.

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

  Health Care Solutions, Inc.

      On September 30, 1997, the Company funded a $1.5 million convertible junior subordinated promissory note facility for Health Care Solutions, Inc. (“Health Care Solutions”). Health Care Solutions is an acquisition strategy company in the home healthcare services market with a strong presence in the Midwest and Great Lakes States region. The terms of the notes call for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes are convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering (“IPO”) price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrants are currently exercisable. The proceeds of the notes were used by Health Care Solutions to help finance acquisitions.

      Health Care Solutions, Inc. has completed a recapitalization plan including a 2 for 1 reverse stock split. As a result, Brantley Capital Corporation has agreed to exchange its convertible junior subordinated promissory note and accrued interest thereon for 246,994 shares of Series C 8% Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an IPO price or at $3.50 per share will remain outstanding and will be adjusted to reflect the reverse stock split.

      In addition to the above Series C 8% Convertible Preferred Stock, the Company has funded a $500,000 12% Convertible Subordinated Note. As part of this transaction, the Company received a warrant to purchase up to $50,000 of Health Care Solutions, Inc. Common Stock at an exercise price of the lower of a price as determined by an initial public offering or $7.50 per share.

  National Rehab Partners, Inc.

      On August 10, 1999, the Company announced the completion of a $1.5 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million preferred stock issue for National Rehab Partners, Inc. (NRP). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. NRP is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers. The remaining commitments are being funded upon the successful closing of additional acquisitions. As a result of this commitment Brantley Capital Corporation has purchased 2.2 million shares of Class A 8% Convertible Preferred Stock.

  Pediatric Physicians Alliance, Inc.

      On January 28, 1999, the Company announced the completion of a $3.2 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.9 million preferred stock issue for Pediatric Physicians Alliance, Inc. (“ Pediatric Physicians Alliance”). Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company’s objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to complete the acquisition of a number of physician practices. As a result of this commitment the Company purchased 793,000 shares of Class A-2 10% Convertible Preferred Stock. In addition to the above Class A-2 10% Convertible Preferred Stock, the Company has funded $267,448 to invest with Brantley Venture Partners III, L.P. in $668,619 of promissory notes, with detachable warrants, in Pediatric Physicians Alliance. The notes have a maturity date of September 29, 2001. The detachable warrant is for the purchase of 30,000 shares of Pediatric Physicians Alliance common stock at $4.00 per share.

  Value Creation Partners, Inc.

      On June 14, 2000, the Company completed a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $23.8 million preferred stock issue for Value Creation Partners, Inc. (“VCP”). VCP is an acquisition strategy investment in the food and beverage industry. The proceeds of the transaction were used to complete the acquisition of Best Brands, Inc., a major manufacturer and distributor of a complete line of premium ingredients, mixes and products, including equipment, for all segments of the baking industry. Best Brands, Inc. is one of the largest manufacturers in the Upper Midwest and Texas, and one of the six largest in the United States. Its products are sold primarily to retail bakeries, bakery distributors, supermarket in-store bakeries, food wholesalers and food service establishments. As a result of this transaction, Brantley Capital has purchased approximately 304,989 shares of 8% Convertible Preferred stock.

Subsequent Events

      On July 13, 2000, the Company completed a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $8.5 million preferred stock issue of The Holland Group, Inc. (“Holland”). Holland is a provider of temporary staffing and human resource management services that currently operates 35 branches in five states. As a result of this transaction, Brantley Capital has purchased 282,530 shares of Series A 8% Convertible Preferred Stock.

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

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on June 13, 2000, there were a total of 3,507,345 shares voted either in person or by proxy. The stockholders elected one director to the Company’s Board of Directors, Richard Moodie, to serve a term expiring in 2005.

      The results of the voting for the election of Richard Moodie as a director of the Company were as follows:

Number of votes for	3,385,702

Number of votes against	—

Number of votes for which authority was withheld	121,643

Number of abstentions	—

Number of broker non-votes	—

      The terms of office for Paul H. Cascio, Peter Salz, James P. Oliver, Benjamin F. Bryan, Robert P. Pinkas, L. Patrick Bales, Michael J. Finn, and James M. Smith continued after the meeting.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits
Reference is made to the Exhibit Index that is found on page 15 of this Form 10-Q.

b.	Reports on Form 8-K
During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: August 14, 2000	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: August 14, 2000	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

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