Form 10-Q
period 2000-09-30
BRANTLEY CAPITAL CORP
filed 2000-11-13
CIK 1021009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRANTLEY CAPITAL CORPORATION BALANCE SHEETS
BRANTLEY CAPITAL CORPORATION STATEMENTS OF OPERATIONS
BRANTLEY CAPITAL CORPORATION STATEMENTS OF CASH FLOWS
BRANTLEY CAPITAL CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY
BRANTLEY CAPITAL CORPORATION NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
1. Significant Accounting Policies
2. Investments, Cash and Cash Equivalents
3. Investment Advisory Agreement
4. Financial Highlights
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Liquidity and Capital Resources
Impact of Inflation
Risks
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 27

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	34-1838462

(State or other Jurisdiction of	(I.R.S. Employer Identification Number)
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

      The number of shares of common stock outstanding as of September 30, 2000 was 3,810,535.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	September 30,
	2000	December 31,
	(Unaudited)	1999

ASSETS

Cash and cash equivalents (Note 2)	$14,213,315	$19,127,039

Investments, at market (Note 2)	38,194,541	34,502,138

Dividends and interest receivable	2,044,951	1,235,462

Other assets	49,899	126,793

Total Assets	$54,502,706	$54,991,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Payable for investments purchased	$—	$243,662

Advisory fee payable (Note 3)	383,167	365,884

Accrued professional fees	16,833	85,720

Dividends payable	—	1,752,847

Other liabilities	79,870	102,984

Total Liabilities	$479,870	$2,551,097

Stockholders’ Equity:

Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at September 30, 2000 and December 31, 1999 respectively	$38,105	$38,105

Additional paid in capital	37,505,433	37,505,433

Retained earnings	16,479,298	14,896,797

Total Stockholders’ Equity	54,022,836	52,440,335

Total Liabilities and Stockholders’ Equity	$54,502,706	$54,991,432

Net Asset Value Per Share	$14.18	$13.76

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	September 30,	September 30,
	2000	1999

Investment Income:

Interest and dividend income	$629,691	$328,380

Operating Expenses:

Advisory fees	382,576	355,853

Administration fees	18,853	18,779

Professional fees	36,198	34,127

Other	74,162	62,370

Total expenses	511,789	471,129

Net Investment Income (Loss)	$117,902	$(142,749)

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gain (loss) on investments	215,534	(442,718)

Net unrealized gain on investments	447,782	2,122,672

Net gain on investments	663,316	1,679,954

Net change in net assets resulting from operations	$781,218	$1,537,205

Net Income per Share, Primary and Fully Diluted	$0.21	$0.40

Weighted Average Number of Shares Outstanding, Primary and Fully Diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For nine months	For nine months
	ended	ended
	September 30,	September 30,
	2000	1999

Investment Income:

Interest and dividend income	$1,798,589	$941,550

Operating Expenses:

Advisory fees	1,157,586	1,053,870

Administration fees	56,148	56,220

Professional fees	107,806	119,927

Other	220,874	256,143

Total expenses	1,542,414	1,486,160

Net Investment Income (Loss)	$256,175	$(544,610)

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gain on investments	1,506,459	807,578

Net unrealized (loss) gain on investments	(180,133)	936,319

Net gain on investments	1,326,326	1,743,897

Net change in net assets resulting from operations	$1,582,501	$1,199,287

Net Income per Share, Primary and Fully Diluted	$0.42	$0.31

Weighted Average Number of Shares Outstanding, Primary and Fully Diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For nine months	For nine months
	ended September 30,	ended September 30,
	2000	1999

Cash Flows from Operating Activities:

Net change in net assets resulting from operations:	$1,582,501	$1,199,287

Adjustments to reconcile net change in net assets resulting from operations to net cash (used for) operations:

Net realized (gain) on investments	(1,506,459)	(807,578)

Net unrealized loss (gain) on investments	180,133	(936,319)

Changes in assets and liabilities:

Dividends and interest receivable	(809,489)	(104,541)

Organization costs	—	96,376

Other assets	76,894	(36,558)

Advisory fee payable	17,283	(10,869)

Accrued professional fees	(68,887)	(15,160)

Dividends payable	(1,752,847)	—

Other liabilities	(23,112)	278,999

Net cash (used for) operating activities	(2,303,983)	(336,363)

Cash Flows from Investing Activities:

Purchases of investment securities	(5,904,402)	(13,646,043)

Sales/ Maturities of investment securities	3,302,689	8,258,867

Purchases of short-term investments	(2,996,432,616)	(3,487,924,517)

Sales/ Maturities of short-term investments	2,996,424,588	3,487,882,853

Net cash (used for) investing activities	(2,609,741)	(5,428,840)

Net change in cash and cash equivalents for the period	(4,913,724)	(5,765,203)

Cash and cash equivalents, beginning of period	19,127,039	22,973,379

Cash and cash equivalents, end of the period	$14,213,315	$17,208,176

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase in net assets from operations	—	—	4,251,654	4,251,654

Distributions from:

Net investment income	—	—	(495,370)	(495,370)

Net realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	1,582,501	1,582,501

Balance at September 30, 2000	$38,105	$37,505,433	$16,479,298	$54,022,836

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

In the opinion of management, the unaudited financial statements reflect all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2000, the results of its operations for the nine month period ended September 30, 2000, the results of its operations for the three month period ended September 30, 2000, and its cash flows for the nine month period ended September 30, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2.  Investments, Cash and Cash Equivalents

As of September 30, 2000 and December 31, 1999, the identified costs of investments, cash, and cash equivalents were $38,303,084 and $39,342,923, respectively.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)

Cash	$3,543	$4,891
United States Treasury Bill

5.80%, 10/12/2000	14,209,772

4.85%, 2/17/2000		19,122,148

	$14,213,315	$19,127,039

3.  Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the nine months ended September 30, 2000, the Investment Adviser earned $1,157,586 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4.  Financial Highlights

	For nine months	For nine months
	ended	ended
	September 30,	September 30,
	2000	1999

Net Asset Value, Beginning of the Period	$13.76	$13.11

Income from investment operations:

Net Income (Loss)	0.07	(0.14)

Net Gain on Investments	0.35	0.45

Total from investment operations:	0.42	0.31

Net Asset Value, End of the Period	$14.18	$13.42

Market Value, End of the Period	$8.63	$7.44

Total Return, At Market Value	7.81%	4.39%

Total Return, At NAV	3.02%	2.36%

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

      Pending the completion of equity and equity-linked debt security investments that meet the Company’s investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest and dividends paid by its portfolio companies. Dividend and interest income on investments for the nine months ended September 30, 2000 and 1999 were $1,798,589 and $941,550 respectively. The significant components of total operating expenses were advisory fees of $1,157,586 and $1,053,870 to the Investment Adviser during the nine month periods ending September 30, 2000 and 1999 respectively.

      During the nine months ended September 30, 2000 and September 30, 1999 the Company’s equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $1,326,326 and $1,743,897 respectively. The Company has invested in various small capitalization public stocks which are subject to general stock market and business conditions and the nine private investments described below (See Liquidity and Capital Resources). The 2000 and 1999 unrealized gains have been significantly influenced by these general stock market and business conditions, as well as the August 31, 1999 revaluation of Flight Options, Inc., as more fully described below (See Liquidity and Capital Resources).

Liquidity and Capital Resources

      At September 30, 2000, the Company had $14,213,315 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At September 30, 2000, the cash was primarily invested in a United States Treasury security. Management believes that cash and cash equivalents together with proceeds from investments will provide the Company with the liquidity necessary to pay operating expenses of the Company and make follow-on investments. At September 30, 2000, the Company had stockholders’ equity of $54,022,836, resulting in a net asset value per share of $14.18.

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

      At September 30, 2000, the cost of equity and equity-linked debt security investments made by the Company to date was $24.1 million and their aggregate market value was $38.2 million, for an aggregate fair market value appreciation of 59%. Management believes the companies identified have significant potential for long-term growth in sales and earnings. Since the completion of the Company’s initial public offering, management has focused its investment activities on securing new investments for the Company’s portfolio. However, given the current nature of the portfolio and the fact that the portfolio as a whole is maturing, management is entering into a phase of the business plan which emphasizes positioning the more mature portfolio companies for appropriate liquidity events. As a result, the Company is continuously monitoring portfolio company results and evaluating opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such transaction could have an impact on the valuation of the Company’s investments, however valuations would generally not be adjusted until the transaction is publicly announced or completed.

      The individually significant equity and equity-linked debt security holdings of the Company at September 30, 2000 were comprised of the following investments:

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

      During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. After a complete evaluation, the Company’s Board of Directors made a determination to increase the Company’s market value in its Fitness Quest investment in 1997 to $5,440,000, resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In 1998, the operating results of Fitness Quest were adversely impacted by the cyclical nature of its business and one-time expenses resulting from several acquisition transactions. Consequently, 1998 sales were approximately $90 million resulting in lower than expected profit margins.

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

  Flight Options International, Inc. (Formerly Corporate Wings, Inc.)

      On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Flight Options, Inc. (“Flight Options”). The Company’s investment consists of approximately 2,576,000 shares of Flight Options Series A 8% Convertible Preferred Stock at $0.8152 per share. Flight Options’ businesses include fixed base operations, related flight management services and inertial navigation systems repair services for private and commercial aircraft from six locations. The proceeds of the transaction were used by Flight Options to continue to execute an acquisition strategy. Flight Options has been in business since 1978 and had sales of approximately $40 million at the time of the Company’s investment.

      On December 29, 1998, the Company announced the completion of a second private equity investment in Flight Options. As a result, the Company purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. The Company’s purchase represents approximately 260,135 shares of a Class A 8% Convertible Preferred Stock at $3.70 per share. Proceeds were used to fund the expansion of the Flight Option program and to continue to execute their acquisition strategy. During 1998, Flight Options completed the acquisition of Miller Aviation and grew to over $125 million in annual revenues. As a result of the price of this subsequent financing, which was led by The Provident Bank, and the operating performance of Flight Options during 1998, the market value of the Company’s original investment in Flight Options was increased to $9,531,760 resulting in an unrealized gain of $7,431,760. This valuation was based on the $3.70 per share price negotiated by The Provident Bank and approved by the Company’s Board of Directors.

      On August 31, 1999, the Company announced the completion of a third private equity investment in Flight Options. As a result, Flight Options sold $20 million of Series B 8% Preferred Stock to a third party private equity group at $4.365 per share. Consistent with the Company’s investment procedures, this transaction resulted in a valuation increase on the Flight Options investment of $1,886,030 or $0.50 per share. At September 30, 2000 the financial statement value of the investment in Flight Options was $12,379,730, representing over a 300% increase from its original purchase price.

      The commentary above reflects a recently executed four-for-one stock split. All share and per share amounts have been adjusted to reflect such stock split.

  Health Care Solutions, Inc.

      On September 30, 1997, the Company funded a $1.5 million convertible junior subordinated promissory note facility for Health Care Solutions, Inc. (“Health Care Solutions”). Health Care Solutions is an acquisition strategy company in the home healthcare services market with a strong presence in the Midwest and Great Lakes States region. The terms of the notes called for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes were convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering (“IPO”) price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrants are currently exercisable. The proceeds of the notes were used by Health Care Solutions to help finance acquisitions.

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

  The Holland Group, Inc.

      On July 13, 2000, the Company closed on a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $8.5 million preferred stock issue of The Holland Group, Inc. (“Holland”). Holland is a provider of temporary staffing and human resource management services that currently operates 35 branches in five states. As a result of this transaction, Brantley Capital has purchased 282,530 shares of Series A 8% Convertible Preferred Stock.

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

  Prime Office Products, Inc. (Formerly Business Essentials, Inc.)

      On April 22, 1999, the Company entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Prime Office Products, Inc. (“Prime”). Prime is an office products marketing and distribution company based in Nashville, Tennessee. The first $6.0 million of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remaining commitment will be funded upon the closing of additional acquisitions. As a result of the initial closing, the Company has purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share.

  Value Creation Partners, Inc.

      On June 14, 2000, the Company completed a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $23.8 million preferred stock issue for Value Creation Partners, Inc. (“VCP”). VCP is an acquisition strategy investment in the food and beverage industry. The proceeds of the transaction were used to complete the acquisition of Best Brands, Inc., one of the six largest manufacturers and distributors of a complete line of premium ingredients, mixes and products, including equipment, for all segments of the baking industry. Its products are sold primarily to retail bakeries, bakery distributors, supermarket in-store bakeries, food wholesalers and food service establishments. As a result of this transaction, Brantley Capital has purchased approximately 304,989 shares of 8% Convertible Preferred stock at $7.03 per share.

Impact of Inflation

      The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company’s investments.

Risks

      Pursuant to Section 64(b)(1) of the Act, a business development company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company’s investment portfolio. Accordingly, the Company states that its objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often small, undercapitalized companies that can lack management depth and have not yet attained consistent levels of profitability. The Company’s private equity investments often include securities that are subject to legal or contractual restrictions on resale, that adversely affect the liquidity and marketability of such securities.

      The Company considers the management of equity price risk essential to conducting its business and maintaining its profitability. The Company manages this risk by maintaining a diverse portfolio of equity and equity-linked debt securities. A portion of the Company’s investment portfolio consists of equity and equity-linked debt securities in private companies. The Company anticipates no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Company’s investment portfolio also consists of common stocks and warrants to purchase common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair market value of these investments.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

      At a Special Meeting of Stockholders held on August 31, 2000 there were a total of 3,663,237.401 shares voted either in person or by proxy. The stockholders ratified the selection of Arthur Andersen LLP as the Company’s independent public accountant for the fiscal years ending December 31, 1999 and 2000.

      The results of voting for the ratification of the selection of Arthur Andersen LLP as the Company’s independent public accountant were as follows:

Number of votes for:	3,590,047.137

Number of votes against:	69,434.264
Number of abstentions	3,756.000

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits Reference is made to the Exhibit Index that is found on page 15 of this Form 10-Q.

b.	Reports on Form 8-K During the quarter ended September 30, 2000, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: November 14, 2000	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: November 14, 2000	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

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