Form 10-K405
period 2000-12-31
BRANTLEY CAPITAL CORP
filed 2001-03-30
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	34-1838462

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122

(Address of principal executive offices including zip code)

(216) 283-4800

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2001 was $20,024,576, based on the last sale price of such stock as quoted by the NASDAQ National Market System on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

      The number of shares of common stock outstanding as of March 27, 2001 was 3,810,535.

DOCUMENTS INCORPORATED BY REFERENCE

      Brantley Capital Corporation’s Form 8-K dated January 19, 2000 (incorporated into Part II of this Form 10-K).

-i-

PART I

Item 1. Business

      Brantley Capital Corporation (the “Company”) is a closed-end, non-diversified investment company incorporated on August 1, 1996 under the General Corporation Law of the State of Maryland, that has elected to be treated as a “business development company” under the Investment Company Act of 1940, as amended (the “Act”). The Company invests primarily in equity securities (for example, common stock, preferred stock, convertible preferred stock, or options, warrants or rights to acquire stock) and equity-linked debt securities (for example, convertible debt or indebtedness accompanied by warrants, options or rights to acquire stock) of private companies. The Company also invests a portion of its assets in small-cap public companies (as defined below). The Company’s principal investment objective is the realization of long-term capital appreciation in the value of its investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends and fees paid by its portfolio companies.

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

      The Company, through its Investment Adviser (as defined below), is a partner in the growth of its private portfolio companies, rather than merely a financial participant. The Company offers managerial assistance to its private portfolio companies and expects that its representatives will play a role in setting corporate strategies and advising such companies regarding important decisions affecting their businesses, including analyzing potential acquisitions, recruiting key managers, and securing equity and debt financing.

      With respect to its investments in post-venture small-cap public companies, the Company’s primary focus is on post-venture companies that the Investment Adviser (as defined below) believes to have significant potential for growth in sales and earnings. A “post-venture” company is a company that has received venture capital or private equity financing either (a) during the early stages of the company’s business or the early stages of the development of a new product or service, or (b) as part of a restructuring or re-capitalization of the company. The Company generally limits its post-venture investments to companies which, within the prior ten (10) years, have received an investment of venture or private equity capital, have sold or distributed securities to venture or private equity capital investors, or have completed an initial public offering of equity securities.

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

Investment Adviser

      Brantley Capital Management, L.L.C., 20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122, serves as the investment adviser (the “Investment Adviser”) to the Company pursuant to an agreement (the “Investment Advisory Agreement”) with an initial term of two (2) years, renewable from year to year thereafter if it is approved annually by the Company’s Board of Directors or by vote of a majority of the Company’s outstanding shares of capital stock (including, in either instance, approval by Company directors who are not interested persons). The Investment Advisory Agreement is subject to renewal on November 26, 2001. The Investment

Adviser is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments and for management oversight of the Company’s records and financial reporting requirements. The Company pays the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. The Investment Adviser is responsible for the salaries and expenses of its own personnel, office space costs, and local telephone and administrative support costs.

Nature of Investments in Portfolio Companies

      The Company is currently executing an investment strategy in which investments in portfolio companies are, and will continue to be, in the form of equity or some combination of debt with equity, but will generally include some equity feature through which the Company can participate in the growth in the value of the underlying businesses. The Company’s investment in a given portfolio company may consist of common stock, preferred stock (which may or may not be convertible into common stock), debentures (which may or may not be convertible into common stock and may or may not be subordinated), warrants to purchase common stock, or some combination thereof. The Company generally structures, and anticipates that it will continue to generally structure, its investments in privately-owned portfolio companies with the intention of having the investments achieve liquidity within eighteen (18) months to three (3) years from the respective dates of the investments, although there can be no assurance that such time frame will be met, and situations may arise in which the Company may hold securities for a longer period.

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

      Privately placed securities typically depend significantly on the management talents and efforts of one person or a small group of people. The loss of the services of one or more of these persons could have a material adverse affect on the portfolio company. In addition, due to their size and sometimes limited product diversity, these companies may be more vulnerable to economic downturns and often require additional capital to expand or compete.

      The Company continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment which is also generally not adjusted until the transaction is publicly announced or completed.

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

      The Company operates as a non-diversified investment company within the meaning of the Act and therefore, the Company’s investments are likely to not be substantially diversified.

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

      The investment process includes the identification, evaluation, negotiation, documentation and closing of the investment. The evaluation of a potential investment includes due diligence, which includes review of historical and prospective financial information, and which, particularly in the case of a privately-owned company, usually involves on-site visits, interviews with management, employees, customers and vendors of the potential portfolio company, and background checks and research relating to its management, markets, products and services.

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

Selection of Investments

      As a general rule, most of the Company’s investments are, and the Company anticipates that they will continue to be, in small- to medium-sized companies with total assets or annual sales under $500 million. Many of these companies may have very limited operating histories. The Company’s main criterion for the selection of investments in portfolio companies has remained consistent since the Company’s formation. Each investment includes a portfolio company that has the potential for substantial growth in sales and earnings. The Company seeks to identify companies which management believes have significant opportunities in the markets they serve or that have devised innovative products, services or ways of doing business that afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition. In addition, the Company invests in companies seeking to consolidate fragmented industries. Often, such consolidations can improve performance by bringing experienced management, economies of scale and greater capital resources to bear on businesses that might have lacked such management, economies and resources in the past.

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

      Opportunity for Significant Influence. The Company favors investments in companies in which it has the opportunity to become a partner in the building of the companies, rather than being merely a financial participant. In addition, the Company wants investments in which its representatives will play a role in setting corporate strategies for the portfolio companies, and will advise such companies regarding important decisions affecting their businesses, including making acquisitions, recruiting key managers, and securing equity and debt financing.

      Market Dynamics. The Company prefers investments in companies that are addressing a large, unfulfilled market demand with long-term, high-growth prospects and that can reasonably expect to achieve and maintain a significant market share through proprietary products and services. The Company also favors investments in companies that deliver products and services with significant performance and cost advantages and for which there exist significant barriers to effective competition by others. In addition, with respect to its investments in private companies, the Company is attracted to industries that it considers to be good candidates for successful consolidation.

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

      Growth at a Reasonable Price. With respect to investments in post-venture small-cap public companies, the Company targets companies whose current and projected price/earnings (“P/E”) ratios are less than their respective growth rates. This growth at a reasonable price discipline is anticipated to result in attractive stock appreciation as a result of both earnings growth and P/E multiple expansion. The majority of these post-venture public investments are expected to be in companies with prior financial support from professional venture capitalists and private equity funds. As a result these companies often have stronger management teams, better financial controls and significant competitive advantages.

Potential Co-Investments

      The Company has co-invested, and anticipates co-investing, with existing affiliates of the Company and the Investment Adviser, as well as with other future affiliates, in specified amounts and on terms and conditions that are the same in all material respects for all parties, subject to the availability of capital for investment on the part of the Company and each such affiliate and certain other conditions. At the present time, affiliates of the Company and the Investment Adviser include certain venture capital investment partnerships in which certain officers and directors of the Company and officers of the Investment Adviser serve as general partners of such investment partnerships’ general partner. These investment partnerships include Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. On November 18, 1997, the Company received an exemptive order from the Securities and Exchange Commission (the “Commission”) that, subject to certain terms and conditions, relieves the Company from certain provisions of the Act to permit certain joint transactions with the investment partnerships.

Eligible Portfolio Companies

      The Company, as a “business development company” under the Act, may not acquire any assets other than “Eligible Assets” unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the Company’s total assets (other than certain assets necessary for its operation, such as office furniture, equipment and facilities). Eligible Assets are defined in Section 55(a) of the Act. The principal categories of Eligible Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An “eligible portfolio company” is defined in the Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company other than a small business investment company wholly-owned by the business development company; and

(c) (i)	does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)	is actively controlled by a business development company and has an affiliate of a business development company on its board of trustees or directors;

(iii)	has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or

(iv)	meets other such criteria as may be established by the Commission.

(2) Securities of any eligible portfolio company which is controlled by a business development company.

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

Tax Status

      The Company is considered a regulated investment company (“RIC”) for tax purposes. Its status as a RIC enables it to avoid the cost of federal and state taxation, and as a result achieve pre-tax investment returns.

      In order to qualify as a RIC, the Company must, among other things;

(1) Derive at least 90% of its gross income from dividends, interest payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities.

(2) Diversify its holdings so that

(a)	at least 50% of the value of the Company’s assets consists of cash, cash items, Government securities and other securities if such other securities of any one issuer do not represent more than 5% of the Company’s assets and 10% of the outstanding voting securities of the issuer, and

(b)	no more than 25% of the value of the Company’s assets are invested in securities of one issuer (other than U.S. Government securities), or of two or more issuers that are controlled by the Company.

(3) Distribute at least 90% of its “investment company taxable income” each tax year to its stockholders. In addition, if a RIC distributes in a timely manner (or treats as “deemed distributed”) 98% of its capital gain net income for each one year period ending on December 31 and distributes 98% of its ordinary income for each calendar year, it will not be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs.

Competition

      The Company’s primary competitors include financial institutions, venture capital and private equity firms, mutual funds concentrating on post-venture small-cap companies, and other nontraditional investors. Many of these entities have greater financial and managerial resources than the Company. The Company competes with such entities primarily on the basis of the quality of its services, the quality of the investment entities previously managed by affiliates of the Investment Adviser, the Company’s investment analysis and decision-making processes, and the investment terms the Company offers in respect of the securities to be issued by its portfolio companies. There can be no assurance that the Company will be able to compete against these competitors for attracting investments.

Employees

      The Company has no employees. Pursuant to the terms of the Investment Advisory Agreement, the Investment Adviser supplies all of the personnel necessary to operate the Company’s business.

Risk Factors

      The value of the Company’s common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of ones investment in the Company’s shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies. General economic conditions will also affect the Company’s stock price.

      Investing in the Company’s shares may be inappropriate for the risk tolerance of some investors. The Company invests in accordance with investment objectives and principal strategies which may result in an above average amount of risk and volatility or loss of principal. The Company’s investments in portfolio companies are somewhat aggressive and, therefore, an investment in its shares may not be suitable for some investors.

      The Company faces substantial competition in its investing activities from private equity capital funds, investment affiliates of large operating and finance companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company, the Company is required to disclose certain information regarding its significant portfolio securities. Most of the Company’s competitors are not subject to this disclosure requirement. The Company’s obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private equity capital fund not subject to the same regulations.

      Securities and tax laws and regulations governing the Company’s activities may change in ways negative to the Company’s and its stockholders’ interests and interpretations of such laws and regulations may change with unpredictable consequences.

      The Company is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its investment adviser. The future success of the Company depends to a significant extent on the continued service and coordination of its investment adviser’s senior management team. The departure of any of the executive officers or key employees of the investment adviser could materially adversely affect the Company’s ability to implement its business strategy.

      There are significant risks inherent in the Company’s private equity and equity-linked debt security portfolio. The Company has invested a substantial portion of its assets in privately held companies. These businesses tend to be less capitalized, less proven, smaller companies than their public counterparts. Because of the nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its private investments are likely to never realize their full potential. Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program.

      Most of the investments of the Company are or will be equity and equity linked debt securities acquired directly from private companies. The Company’s private portfolio is and will usually be subject to restriction on resale or otherwise have no established trading market. The liquidity of most of the Company’s portfolio of private securities may adversely affect the ability of the Company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments.

      There is typically no public market of equity and equity-linked debt securities of the private companies in which the Company invests. As a result, the valuation of the securities in the Company’s portfolio is subject to the good faith estimate of the Company’s Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of private securities may differ significantly from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated net asset value are recorded in the Company’s statement of operations as “Net unrealized gain on investments”.

      The company’s quarterly operating results could fluctuate as a result of a number of factors. These include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Item 2. Properties

      The Company does not own or lease any properties.

Item 3. Legal Proceedings

      Neither the Company, nor any of its property are a party to, or the subject of, any material pending legal proceedings, and no such material proceedings are known by the Company to be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price

      The Company’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the NASDAQ National Market System (“NASDAQ”) under the symbol “BBDC.” The following table sets forth, for the period indicated, the range of high and low bid prices per share:

	High	Low

January 1, 1999 — March 31, 1999	$8.625	$6.750

April 1, 1999 — June 30, 1999	$8.500	$6.500

July 1, 1999 — September 30, 1999	$8.625	$6.875

October 1, 1999 — December 31, 1999	$8.000	$7.125

January 1, 2000 — March 31, 2000	$12.00	$7.750

April 1, 2000 — June 30, 2000	$10.75	$8.375

July 1, 2000 — September 30, 2000	$10.25	$8.188

October 1, 2000 — December 31, 2000	$9.875	$7.500

      At March 27, 2001, there were approximately 80 stockholders of record of the Company’s Common Stock with a market price of $8.00 per share.

      On December 19, 2000 the Company declared a dividend of $0.62 per share payable on December 29, 2000 to stockholders of record as of the close of business on December 21, 2000. On December 28, 1999, the Company declared a $0.46 per share dividend payable on January 24, 2000 to stockholders of record as of the close of business on December 30, 1999. No other dividends were declared or paid in 2000 or 1999.

Item 6.

Selected Financial Data

(all figures in thousands except per share data)

	2000	1999	1998	1997	1996

Financial Position
(as of December 31)

Total assets	$58,471	$54,991	$50,456	$43,825	$36,620

Note payable	6,000	—	—	—	—

Net assets	51,943	52,440	49,941	42,912	36,142

Changes in Net Assets
(years ended December 31)

Net investment income	145	320	(69)	31	(7)

Net gain on investments	1,734	3,932	7,137	5,683	—

Net change in net assets from operations	1,879	4,252	7,068	5,713	(7)

Dividends	2,376	1,753	38	444	—

Net change in net assets	(497)	2,499	7,030	5,269	(7)

Per Share Data

Net assets	13.630	13.760	13.110	11.260	9.870

Closing market price	8.625	8.000	7.125	9.630	10.000

Cash dividends	0.620	0.460	0.010	0.120	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company is a closed end, non-diversified investment company that has elected to be treated as a “business development company” under the Investment Company Act of 1940, as amended (the “Act”). The Company invests primarily in the equity and equity-linked debt securities of private companies. The Company’s principal investment objective is the realization of long-term capital appreciation in the value of such investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends, and fees paid by its portfolio companies.

      This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto, and the other financial information included elsewhere in this report.

Results of Operations

      The Company began operations upon the completion of an initial public offering on December 3, 1996. Its principal investment objective is the realization of long-term capital appreciation in the value of its investments.

In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends, and fees paid by its portfolio companies.

      Pending the completion of equity and equity-linked debt security investments that meet the Company’s investment objectives, available funds are invested in short-term securities. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest and dividends paid by its portfolio companies. Dividend and interest income on investments for the years ended December 31, 2000, 1999 and 1998 were $2,252,497, $2,317,100 and $1,745,969, respectively. The significant components of total operating expenses were advisory fees of $1,546,093, $1,436,345 and $1,325,320 to the Investment Adviser during the three years ended December 31, 2000, 1999 and 1998, respectively.

      During the twelve months ended December 31, 2000, 1999 and 1998, the Company’s equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $1,734,233, $3,932,077 and $7,137,032, respectively. The Company has invested in various small capitalization public stocks which are subject to general stock market and business conditions and the nine private investments described below (See Financial Condition, Liquidity and Capital Resources). The unrealized gains have been significantly influenced by these general stock market and business conditions, as well as the December 29, 1998 and August 31, 1999 revaluations of Flight Options, Inc., as more fully described below (See Financial Condition, Liquidity and Capital Resources).

Financial Condition, Liquidity and Capital Resources

      At December 31, 2000, the Company had $14,882,432 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. At December 31, 2000, the cash was primarily invested in a United States Treasury security. Management believes that cash and cash equivalents together with proceeds from investments will provide the Company with the liquidity necessary to pay operating expenses of the Company and make follow-on investments. At December 31, 2000, the Company had stockholders’ equity of $51,943,019, resulting in a net asset value per share of $13.63.

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

      At December 31, 2000, the cost of equity and equity-linked debt security investments made by the Company to date was $26.8 million and their aggregate market value was $41.5 million, for an aggregate fair market value appreciation of 55%. Management believes the companies invested in have significant potential for long-term growth in sales and earnings. Since the completion of the Company’s initial public offering, management has focused its investment activities on securing new investments for the Company’s portfolio. However, given the current nature of the portfolio and the fact that the portfolio as a whole is maturing, management is entering into a phase of the business plan which emphasizes positioning the more mature portfolio companies for appropriate liquidity events. As a result, the Company is continuously monitoring portfolio company results and evaluating opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such transaction could have an impact on the valuation of the Company’s investments, however, valuations would generally not be adjusted until the transaction is publicly announced or completed.

      The individually significant equity and equity-linked debt security holdings of the Company at December 31, 2000 were comprised of the following investments:

  Disposable Products Company, LLC

      On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC (“DPC”). DPC is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete the first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. The Company also received a detachable capital stock purchase warrant exercisable into 5% of the fully-diluted capital stock of DPC at the time of exercise at a nominal exercise price.

  Fitness Quest, Inc.

      On December 16, 1997, the Company funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. (“Fitness Quest”). As a result, the Company purchased approximately 788,961 shares of Fitness Quest Series A 10% Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company. A portion of the proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group (a 100% wholly owned subsidiary of Time Warner, Inc.) and the remainder was used for acquisitions. Fitness Quest has been in the fitness promotional products business since 1994 and, at the time of the purchase, had revenues at a $100 million annual sales rate level.

      During 1997, Fitness Quest grew to $120 million in sales and improved its operating margins and profits. After a complete evaluation, the Company’s Board of Directors re-valued its Fitness Quest investment to $5,440,000, resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In 1998, the operating results of Fitness Quest were adversely impacted by the cyclical nature of its business and one-time expenses resulting from several acquisition transactions. Consequently, 1998 sales were approximately $90 million, resulting in lower than expected profit margins. Since 1998, the Company has shown significant improvement in its core operating results with 2000 annual sales of approximately $145 million.

      In addition to the above Series A 10% Convertible Preferred Stock, the Company has funded $1,751,300 to invest with Brantley Venture Partners III, L.P. in a $ 3.5 million 10% senior subordinated debt investment in Fitness Quest. In addition, the Company received a warrant to purchase 181,172 shares of Fitness Quest common stock for $.01 per share.

      The proceeds of the investment were used to fund Fitness Quest’s working capital needs. During the fourth quarter of 2000, the Company exchanged the senior subordinated debt investment and related unpaid interest for 679,641 of Fitness Quest, Inc. common stock.

  Flight Options International, Inc. (Formerly Corporate Wings, Inc.)

      On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Flight Options, Inc. (“Flight Options”). The Company’s investment consists of approximately 2,576,000 shares of Flight Options Series A 8% Convertible Preferred Stock at $0.8152 per share. Flight Options provides complete private air travel service through the sale of fractional interests in pre-owned jet aircraft. The proceeds of the transaction were used by Flight Options to continue to execute an acquisition strategy. Flight Options has been in business since 1978 and had sales of approximately $40 million at the time of the Company’s investment.

      On December 29, 1998, the Company announced the completion of a second private equity investment in Flight Options. As a result, the Company purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. The Company’s purchase represents approximately 260,135 shares of a Class A 8% Convertible Preferred Stock at $3.70 per share. Proceeds were used to fund the expansion of the Flight Options program and to continue to execute their acquisition strategy. During 1998, Flight Options completed the acquisition of Miller Aviation. As a result of the price of this subsequent financing and the operating performance of Flight Options during 1998, the market value of the Company’s original investment was increased to $9,531,760, resulting in an unrealized gain of $7,431,760. This valuation was based on the $3.70 per share price negotiated by The Provident Bank and approved by the Company’s Board of Directors.

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

      On July 11, 2000, the Company guaranteed a portion of Flight Options’ third-party borrowings. As a result, the Company was issued a warrant to purchase 36,000 shares of common stock of Flight Options at a price of $0.01 per share. Management believes, based on current facts and circumstances and Flight Options’ financial position, that the likelihood of a payment pursuant to such guarantee is remote.

      On December 12, 2000 the Company purchased $2.5 million, or 469,925 shares, of Class C 8% Preferred Stock at $5.32 per share. Proceeds of the transaction were used to fund the continued expansion of the fractional ownership program.

      At December 31, 2000, the financial statement value of the investment in Flight Options was $15,036,511, representing over a 170% increase from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

  Health Care Solutions, Inc.

      On September 30, 1997, the Company funded a $1.5 million convertible junior subordinated promissory note facility for Health Care Solutions, Inc. (“Health Care Solutions”). Health Care Solutions is an acquisition strategy company in the home healthcare services market with a strong presence in the Midwest and Great Lakes region. The terms of the notes called for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes were convertible into common stock at a price of $3.50 per share. In connection with its commitment to provide this facility, the Company received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering (“IPO”) price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an IPO. The warrants are currently exercisable. The proceeds of the notes were used by Health Care Solutions to help finance acquisitions.

      Health Care Solutions, Inc. has completed a re-capitalization plan, including a two-for-one reverse stock split. As a result, the Company has agreed to exchange its convertible junior subordinated promissory note and accrued interest thereon for 246,994 shares of Series C 8% Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an IPO price or at $3.50 per share will remain outstanding and will be adjusted to reflect the reverse stock split.

      In addition to the above Series C 8% Convertible Preferred Stock, the Company has funded a $500,000 12% Convertible Subordinated Note. As part of this transaction, the Company received a warrant to purchase up to $50,000 of Health Care Solutions, Inc. Common Stock at an exercise price equal to the lower of a price as determined by an initial public offering or $7.50 per share. On March 7, 2001, the Company agreed to exchange the Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock.

  The Holland Group, Inc.

      On July 13, 2000, the Company closed on a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $8.5 million preferred stock issue of The Holland Group, Inc. (“Holland”). Holland is a provider of temporary staffing and human resource management services that currently operates 35 branches in five states. As a result of this transaction, the Company purchased 282,530 shares of Series A 8% Convertible Preferred Stock.

  National Rehab Partners, Inc.

      On August 10, 1999, the Company announced the completion of a $1.5 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million preferred stock issue for National Rehab Partners, Inc. (“NRP”). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. NRP is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers. The remaining commitments are being funded upon the successful closing of additional acquisitions. As a result of this commitment, the Company purchased 2.2 million shares of Class A 8% Convertible Preferred Stock.

  Pediatric Physicians Alliance, Inc.

      On January 28, 1999, the Company announced the completion of a $3.2 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.9 million preferred stock issue for Pediatric Physicians Alliance, Inc. (“Pediatric Physicians Alliance”). Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. The company’s objective is to develop the leading physician-based integrated pediatric organization in the United States. The proceeds of the transaction were used to complete the acquisition of a number of physician practices. As a result of this commitment, the Company purchased 793,000 shares of Class A-2 10% Convertible Preferred Stock. In addition to the above Class A-2 10% Convertible Preferred Stock, the Company funded $267,448 to invest with Brantley Venture Partners III, L.P. in $668,619 of promissory notes, with detachable warrants, in Pediatric Physicians Alliance. The notes have a maturity date of September 29, 2001. The detachable warrants are for the purchase of 30,000 shares of Pediatric Physicians Alliance common stock at $4.00 per share.

  Prime Office Products, Inc. (Formerly Business Essentials, Inc.)

      On April 22, 1999, the Company entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Prime Office Products, Inc. (“Prime”). Prime is an office products marketing and distribution company based in Nashville, Tennessee. The first $6.0 million of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remaining commitment will be funded upon the closing of additional acquisitions. As a result of the initial closing, the Company purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share.

  Value Creation Partners, Inc.

      On June 14, 2000, the Company completed a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $23.8 million preferred stock issue for Value Creation Partners, Inc. (“VCP”). VCP is an acquisition strategy investment in the food and beverage industry. The proceeds of the transaction were used to complete the acquisition of Best Brands, Inc., one of the six largest manufacturers and distributors of a complete line of premium ingredients, mixes and products, including equipment, for all segments of the baking industry. Its products are sold primarily to retail bakeries, bakery distributors, supermarket in-store bakeries, food wholesalers and food service establishments. As a result of this transaction, the Company has purchased approximately 35,000 and 269,989 shares of 8% Convertible Preferred stock at $5.00 and $7.30 per share, respectively.

Impact of Inflation

      The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company’s investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      A business development company is required to describe the risk factors involved in an investment in the securities of a business development company due to the nature of the company’s investment portfolio and capital structure. Accordingly, the Company states that its objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often small, undercapitalized companies that can lack management depth and have not yet attained consistent levels of profitability. The Company’s private equity and equity-linked debt security investments often include securities that are subject to legal or contractual restrictions on resale, that adversely affect the liquidity and marketability of such securities.

      The Company considers the management of equity price risk essential to conducting its business and maintaining its profitability. The Company manages this risk by maintaining a diverse portfolio of equity and equity-linked debt securities. A portion of the Company’s investment portfolio consists of equity and equity-linked debt securities in private companies. The Company anticipates no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Company’s investment portfolio also consists of common stock and warrants to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair market value of these investments.

      The portion of the Company’s investment portfolio consisting of equity and equity-linked debt securities in private companies is also subject to valuation risk. Investments are stated at “fair value” as defined in the Act and in the applicable regulations of the Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. Because there is typically no public market for the equity and equity-linked debt securities in which the Company invests, the valuation of the equity interests in the Company’s portfolio is subject to the estimates of the Company’s Board of Directors in accordance with the Company’s Investment Valuation Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of equity and equity-linked debt securities may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company’s consolidated statements of operations as “Net unrealized gain (loss) on investments”.

      Because of the speculative nature of the Company’s investments and the lack of any market for the securities initially purchased by the Company, there is a significantly greater risk of loss than is the case with traditional investment securities. The high-risk, long-term nature of the Company’s private equity investment activities may prevent stockholders of the Company from achieving price appreciation and dividend distributions.

Item 8.	Financial Statements and Supplementary Data

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31,

	2000	1999

ASSETS

Investments, at market	$41,462,305	$34,502,138

Cash and cash equivalents	14,882,432	19,127,039

Dividends and interest receivable	2,103,811	1,235,462

Other assets	22,950	126,793

Total Assets	$58,471,498	$54,991,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Note payable	$6,000,000	$—

Payable for investments purchased	—	243,662

Advisory fee payable	383,976	365,884

Accrued professional fees	68,370	85,720

Distributions payable	—	1,752,847

Other liabilities	76,133	102,984

Total Liabilities	$6,528,479	$2,551,097

Stockholders’ Equity:

Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at December 31, 2000 and 1999, respectively	$38,105	$38,105

Additional paid in capital	37,484,895	37,505,433

Retained earnings	14,420,019	14,896,797

Total Stockholders’ Equity	51,943,019	52,440,335

Total Liabilities and Stockholders’ Equity	$58,471,498	$54,991,432

Net Asset Value Per Share	$13.63	$13.76

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2000	1999	1998

Investment Income:

Interest	$1,240,683	$1,546,395	$1,575,058

Dividends	1,011,814	770,705	170,911

Total investment income	2,252,497	2,317,100	1,745,969

Operating Expenses:

Advisory fees	1,546,093	1,436,345	1,325,320

Administration fees	75,001	75,000	118,516

Professional fees	191,002	144,514	98,705

Other	295,319	341,664	272,442

Total expenses	2,107,415	1,997,523	1,814,983

Investment Income (Loss), net	145,082	319,577	(69,014)

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gain (loss) on investments	1,564,206	2,106,117	(57,414)

Net unrealized gain on investments	170,027	1,825,960	7,194,446

Net gain on investments	1,734,233	3,932,077	7,137,032

Net change in net assets resulting from operations	$1,879,315	$4,251,654	$7,068,018

Net change in net assets resulting from operations per share, primary and fully diluted	$0.49	$1.11	$1.85

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2000	1999	1998

Cash Flows from Operating Activities:

Net change in net assets resulting from operations:	$1,879,315	$4,251,654	$7,068,018

Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:

Net realized (gain) loss from investments	(1,564,206)	(2,106,117)	57,414

Net unrealized (gain) on investments	(170,027)	(1,825,960)	(7,194,446)

Changes in assets and liabilities:

Dividends and interest receivable	(868,349)	(801,588)	(363,152)

Other assets	103,843	10,319	134,377

Advisory fee payable	18,092	4,731	77,042

Accrued professional fees	(17,350)	33,901	(87,019)

Dividends payable	(1,752,847)	—	(342,948)

Other liabilities	(26,191)	1,958	(46,197)

Net cash used for operating activities	(2,398,380)	(431,102)	(696,911)

Cash Flows from Investing Activities:

Purchases of investment securities	(18,013,911)	(15,837,437)	(2,663,800)

Sales/ Maturities of investment securities	12,552,541	12,426,225	1,726,021

Purchases of short-term investments	(3,707,778,089)	(4,566,012,157)	(5,933,395,842)

Sales/ Maturities of short-term investments	3,707,769,863	4,566,008,131	5,933,350,671

Net cash used for investing activities	(5,469,596)	(3,415,238)	(982,950)

Cash Flows from Financing Activities:

Borrowings under note payable	6,000,000	—	—

Distributions	(2,376,631)	—	(38,105)

Net cash provided by (used for) financing activities	3,623,369	—	(38,105)

Net change in cash and cash equivalents for the period	(4,244,607)	(3,846,340)	(1,717,966)

Cash and cash equivalents, beginning of period	19,127,039	22,973,379	24,691,345

Cash and cash equivalents, end of period	$14,882,432	$19,127,039	$22,973,379

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1997	$38,105	$37,611,421	$5,262,089	$42,911,615

Net increase in net assets from operations	—	—	7,068,018	7,068,018

Net investment loss reclassification	—	(105,988)	105,988	—

Distributions from net investment income	—	—	(38,105)	(38,105)

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase in net assets from operations	—	—	4,251,654	4,251,654

Distributions from:

Net investment income	—	—	(495,370)	(495,370)

Realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	1,879,315	1,879,315

Distributions from:

Net investment income	—	(20,538)	(112,831)	(133,369)

Realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

1.  Organization

      Brantley Capital Corporation (the “Company”), a Maryland corporation, is a closed-end, non-diversified investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “Act”). The Company was organized on August 1, 1996 and commenced operations on December 3, 1996. The Company’s principal investment objective is the realization of long-term capital appreciation in the value of its investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends, and fees paid by its portfolio companies. To achieve this objective, the Company invests primarily in privately placed equities and debt and, to a lesser extent, in post venture small-cap public companies.

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

      The Company continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment which is also generally not adjusted until the transaction is publicly announced or completed.

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

      The Company operates as a non-diversified investment company within the meaning of the Act and therefore, the Company’s investments are likely to not be substantially diversified.

2.  Significant Accounting Policies

      The following is a summary of significant accounting policies in conformity with accounting principles generally accepted in the United States followed by the Company in preparation of its financial statements.

  A.  Investment Valuation

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

NOTES TO THE FINANCIAL STATEMENTS — Continued

      Portfolio investments listed on an exchange or traded on the NASDAQ National Market are valued at the closing price listed on their respective exchange or system on the date of valuation. Securities traded in the over-the-counter market are valued on the average of the closing bid and asked prices on the day of valuation.

  B.  Repurchase Agreements

      The Company may invest in repurchase agreements with institutions that Brantley Capital Management, L.L.C. (the “Investment Adviser”) has determined are creditworthy. Each repurchase agreement is recorded at cost. The Company requires that the securities purchased in a repurchase agreement be transferred to the Company’s custodian in a manner which will enable the Company to obtain those securities in the event of counter-party default. The seller is required to maintain the value of the securities held at not less than the repurchase price, including interest.

  C.  Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with minimal interest rate risk and original maturities of three months or less at acquisition date. The stated value of these instruments approximates fair market value due to their short-term nature. At December 31, 2000, cash and cash equivalents consisted of the following:

Cash	$6,152,253

United States Treasury Bill, 5.25%, 1/4/2001	8,730,179

$14,882,432

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

  E.  Dividends and Distributions to Stockholders

      The Company intends to make distributions to its stockholders of substantially all of its investment company taxable income. The Company may choose to distribute net realized long-term capital gains, or to retain such gains to supplement the Company’s equity capital and support growth in its portfolio. Income distributions and capital gain distributions are determined in accordance with income tax regulations, which may differ from accounting principles generally accepted in the United States.

  F.  Income Taxes

      The Company intends to continue to qualify as a regulated investment company by complying with the applicable provisions available to certain investment companies as defined in applicable sections of the Internal Revenue Code. Therefore, no provision for income taxes has been recorded.

  G.  Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current year presentation.

  H.  Segments

      The company operates as one segment as defined by Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

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

4.  Investments

      At December 31, 2000 and 1999, the cost of investments for federal income tax purposes was the same for financial reporting purposes.

5.  Transactions with Related Parties

      The Company has obtained exemptive relief from certain provisions of the Act which permit the Company to invest in an offering in which affiliates of the Investment Adviser also intend to invest. The Company anticipates that, subject to certain terms and conditions, current and future affiliates of the Investment Adviser may frequently invest in the same portfolio companies.

      At December 31, 2000 and 1999, the Company owed $383,976 and $365,884, respectively, to the Investment Adviser for management and advisory services.

6.  Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including the valuation of privately held securities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

7.  Stockholders’ Equity

      The Company is authorized to issue 25,000,000 shares of Common Stock with a par value $0.01 per share. Shares totaling 3,660,535 were issued through the organization and initial public offering of the Company at a per share price of $10.00. On January 15, 1997, the underwriters of the initial offering of the Company’s shares exercised an option to purchase an additional 150,000 shares of Common Stock at $10 per share, resulting in total shares outstanding of 3,810,535. The proceeds of the offerings are recorded net of offering costs.

      Under the Company’s Dividend Reinvestment and Cash Purchase Plan (the “Plan”), all cash dividends and cash distributions to stockholders are automatically reinvested unless the stockholder elects to receive his or her distributions in cash. If the market value per share of the Common Stock on the record date equals or exceeds the net asset value per share of Common Stock on that date, the Company will issue new shares at the net asset value.

      If the net asset value exceeds the market price, shares will be purchased on the open market or in private transactions as soon as is practicable after such date, as permitted by applicable regulations. If before the open market purchases have been completed, the market price exceeds the net asset value, the Company will issue new shares at net asset value to fulfill the purchase requirements.

8.  Stock Option Plans

      Concurrent with the initial public offering on December 3, 1996, the Company adopted the 1996 Stock Option Plan (the “Plan”), which authorizes the issuance of options to purchase up to 1,175,000 shares of Common Stock to officers and employees of the Company. Options to purchase 325,000, 175,000 and 350,000

NOTES TO THE FINANCIAL STATEMENTS — Continued

shares of Common Stock of the Company (the “Option Shares”) were granted to the Company’s executive officers on December 3, 1996, May 18, 1999, and February 23, 2000, respectively. These options are exercisable as to one-third of the Option Shares on the first anniversary of the option grant, as to an additional one-third of the Option Shares on the second anniversary of the option grant, and as to the remaining one-third of the Option Shares on the third anniversary of the option grant. Options granted under the Plan are exercisable at a price not less than the greater of (i) the current market value on the date of option grant and (ii) the current net asset value of the shares of Common Stock on the date of option grant. No option may be exercised more than 10 years after the date on which it is granted. The exercise price of the granted options is $10.00, $12.77 and $13.42, respectively.

      In addition, the Company has adopted a stock option plan relating to 75,000 shares of Common Stock to be granted to the disinterested directors of the Company (the “Directors’ Plan”). Upon receipt of an order from the Securities and Exchange Commission approving such a plan as fair and reasonable and not overreaching of the Company or its stockholders, options to purchase 22,000 shares of Common Stock were granted to the disinterested directors on May 18, 1999. These options are exercisable on the first anniversary of the option grant and are exercisable at a price not less than the greater of (i) the current market value on the date of the option grant or (ii) the current net asset value of the shares of Common Stock on the date of the option grant. No options may be exercised more than 10 years after the date on which it is granted. The exercise price of the granted options is $12.77.

      In order to facilitate the purchase of shares under the Plan or the Directors’ Plan, the Company may make arms’-length loans to each plan’s participants, under the terms required by Section 57 (j)(2) of the Investment Company Act of 1940. No loans were outstanding as of December 31, 2000 and 1999, respectively.

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (the “Statement”). The Statement encourages companies to recognize expense for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue the existing accounting method and to not adopt the fair value method. Management has assessed the impact of this pro forma disclosure requirement and determined that it is not material to the operations of the Company in 2000, 1999 and 1998. Management used the Black Scholes model to perform this assessment. Key assumptions included an estimated volatility of .253, expected option life of 5 years, an expected dividend yield of 2.08 and a risk free interest rate of 6.82%.

NOTES TO THE FINANCIAL STATEMENTS — Continued

9.  Financial Highlights

       (per share amounts)

	Year	Year
	ended	ended
	December 31,	December 31,
	2000	1999

Net Asset Value, Beginning of the Period	$13.76	$13.11

Income from investment operations:

Net Investment Income	0.04	0.08

Net Realized And Unrealized Gain on Investments	0.45	1.03

Total from investment operations:	0.49	1.11

Less Distributions:

Distributions from net investment income	(0.03)	(0.13)

Distributions from net realized gains	(0.59)	(0.33)

Total distributions	(0.62)	(0.46)

Net Asset Value, End of the Period	$13.63	$13.76

Market Value, End of the Period	$8.625	$8.000

Total return, at Market Value	15.61%	17.94%

Total return, at NAV	5.78%	10.27%

NOTES TO THE FINANCIAL STATEMENTS — Continued

10.  Schedule of Investments

	December 31, 2000

	Shares/Par/	Market
Name of Issuer and Title of Issue	Warrants	Value

Avionics

Airport Services, Inc. #	43,750	$43,750

Flight Options International Inc. *#	1,214,959	15,036,511

		15,080,261

Beverages

Constellation Brands, Inc.	7,400	434,750

Business Services

Ameripath Incorporated	47,283	1,182,075

Barra Incorporated	9,428	444,271

Disposable Products Company, LLC #	1,000,000	1,000,000

The Holland Group, Inc. #	282,530	2,124,946

International Total Services, Incorporated	104,250	62,550

NCO Group, Incorporated	11,750	356,906

Prime Office Products, Inc. #	510,000	1,020,000

Rent-A-Center, Incorporated	18,300	631,350

		6,822,098

Drugs & Health Care

ESC Medical Systems, Limited	13,675	164,955

Health Care Solutions, Inc. #	2,427,572	2,328,401

National Rehabilitation Partners, Incorporated #	2,218,375	1,434,137

Pediatric Physicians Alliance, Incorporated *#	793,000	3,172,000

Pediatric Physicians Alliance, Subordinated Debt/ Warrants #	297,448	267,448

		7,366,941

Electronics

Cambridge Technology Partners, Incorporated	14,900	39,112

Leisure Time

Action Performance, Incorporated	16,000	38,000

Miscellaneous

Avocent Corporation	16,357	441,639

SLI, Incorporated — Lighting products	16,350	105,253

Value Creation Partners, Incorporated #	304,989	2,225,901

Waterlink, Incorporated, Warrants	53,550	—

		2,772,793

Oil

Petroleum Partners #	250,000	250,000

Retail Trade

Fitness Quest Inc *#	1,468,602	7,410,956

Fitness Quest Inc, Warrants #	181,172	1,247,394

		8,658,350

U.S. Government Securities

U. S. Treasury Bill 5.25%, 1/04/01 *	8,734,000	8,730,179

Total Investments — (Cost $35,521,435)		$50,192,484

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity

#	Represents privately held securities

NOTES TO THE FINANCIAL STATEMENTS — Continued

11.  Debt

      The note payable to bank at December 31, 2000 was an unsecured $6,000,000 note with interest payable at 9.50%. Under the terms of the agreement, the Bank may request repayment on demand. The unpaid principal balance of the note bears interest at a fluctuating rate equal to the Bank’s Prime rate. Interest is paid monthly.

12.  Commitments and Contingencies

      The Company has an investment in Flight Options, Inc., an aviation company providing complete private air travel service through the sale of fractional interests in pre-owned jet aircraft. The Company guaranteed a portion of Flight Options, Inc.’s third-party borrowings. Management believes, based on current facts and circumstances and Flight Options, Inc.’s financial position, that the likelihood of a payment pursuant to such guarantee is remote.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Brantley Capital Corporation:

      We have audited the accompanying balance sheets of Brantley Capital Corporation (a Maryland corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The financial statements of Brantley Capital Corporation as of December 31, 1998 were audited by other auditors whose report, dated March 5, 1999, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 and 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio

March 8, 2001

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On January 12, 2000, the Company dismissed Ernst & Young LLP as its independent public accountants and engaged Arthur Andersen LLP to act as its independent public accountants. The change in accountants was based upon a review of fee proposals for the upcoming fiscal year and was not based on any disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures. The information set forth in the Company’s Form 8-K dated January 19, 2000 is incorporated herein by reference.

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

Directors whose terms expire in 2001

      Paul H. Cascio,* 39, a director of the Company, serves as Vice President and Secretary of the Company and as Vice President and Secretary of the Investment Adviser. Mr. Cascio also serves as a general partner of the general partner of Brantley Venture Partners II, L.P. (“BVP II”), Brantley Venture Partners III, L.P. (“BVP III”) and Brantley Partners IV, L.P. (“BVP IV”). Prior to joining BVP II and BVP III in May, 1996, Mr. Cascio was a Managing Director and head of the General Industrial Manufacturing and Services Group in the Corporate Finance Department at Dean Witter Reynolds Inc. Before joining Dean Witter in 1986, Mr. Cascio was employed in the Corporate Finance Department at E.F. Hutton & Company Inc. Mr. Cascio has been Vice President, Secretary, and a director of the Company since 1998.

      Peter Saltz, 57, a director of the Company, is a consultant to KraftMaid Cabinetry, Inc., the second largest cabinet manufacturer in the United States. Mr. Saltz served as Vice Chairman of Finance from 1997 to 1999 and Senior Executive Vice President and Chief Financial Officer of KraftMaid from 1980 to 1997 and has over 29 years of experience as a certified public accountant in the United States and South Africa. Mr. Saltz holds a limited partnership interest in BVP III and BVP IV. Mr. Saltz has been a director of the Company since 1998.

Directors whose terms expire in 2002

      James P. Oliver,* 56, a director of the Company, is a partner with the law firm of Squire, Sanders & Dempsey L.L.P. and is a past member of the firm’s Management Committee. Mr. Oliver’s practice focuses on general corporate and board matters with substantial experience in high net worth individuals and their succession wealth issues. Mr. Oliver is a graduate of Bowling Green State University and the University of Cincinnati College of Law. Mr. Oliver has been a director of the Company since he was appointed by the Board of Directors in 1998 to fill a vacancy on the Board. The law firm of Squire, Sanders & Dempsey L.L.P. has represented the Company as general counsel since shortly after its formation in 1996.

      Benjamin F. Bryan, 47, a director of the Company, is President of Owl Properties Company, a real estate management company. He is also a partner in Synergy Capital LLC, a real estate investment and development entity. From 1992 to 1997, Mr. Bryan served as Executive Vice President and a director of The Tower Properties Company, a publicly owned, Kansas City, Missouri-based developer, owner and manager of real estate. From 1980 to 1991, Mr. Bryan held a series of public policy and public administration positions, including Executive Assistant to the Mayor of Cleveland, Public Affairs Manager with the Denver Chamber of Commerce and Executive Director of the Metro Denver Transportation Development Commission. Mr. Bryan has been a director of the Company since its formation in 1996.

Directors whose terms expire in 2003

      Robert P. Pinkas,* 47, is Chairman of the Board, Chief Executive Officer, Treasurer and a director of the Company; and Chairman of the Board, Chief Executive Officer, Treasurer and a manager of Brantley Capital Management, L.L.C., which serves as the investment adviser to the Company (the “Investment Adviser”). Mr. Pinkas was the founding partner of Brantley Venture Partners, L.P., a venture capital fund started in 1987 (“BVP I”), and led the formation of three related venture capital funds, BVP II, BVP III and BVP IV. A family limited partnership of which Mr. Pinkas is the sole general partner serves as a general partner of the sole general partner of each of BVP I, BVP II, BVP III and BVP IV. Each of BVP I, BVP II, BVP III and BVP IV has made venture capital investments similar to the investments the Company makes in private companies. From 1981 to 1987, Mr. Pinkas was active in venture capital management and financing as a founding director and investor in seven early-stage companies. He serves on the board of directors of several portfolio companies in which one or more of BVP I, BVP II, BVP III and BVP IV have invested, including Gliatech, Inc., Pediatric Services of America, Inc., Medirisk, Inc., Quad Systems Corporation and Waterlink, Inc. Mr. Pinkas has been Chairman of the Board, Chief Executive Officer, Treasurer and a director of the Company since its formation in 1996.

      L.  Patrick Bales, 58, a director of the Company, is a partner with the firm of Bales Associates, an executive search consulting firm that services smaller growth companies as well as major corporations in both the private and public sector. The firm conducts executive search assignments both domestically and internationally and has affiliate offices in London and Tokyo. Previously, Mr. Bales was employed with Paul R. Ray & Company from 1981 to 1983 in their Chicago office and was on the professional staff of two other search firms in the Chicago area from 1975 to 1981. He spent five years with Weber Marking Systems prior to embarking upon his career in executive search. Mr. Bales has been a director of the Company since its formation in 1996.

Directors whose terms expire in 2004

      Michael J. Finn,* 51, is President and a director of the Company and is President and a manager of the Investment Adviser. Mr. Finn also serves as a general partner of the general partner of BVP II, BVP III and BVP IV. From 1987 to 1995, Mr. Finn served as portfolio manager and vice president of the Venture Capital Group of Sears Investment Management Company (“SIMCO”) in Chicago. In this capacity, Mr. Finn managed the development of a $150 million portfolio of private equity investments, including the investment of over $24 million directly in 25 operating companies. From 1983 to 1987, he led the development of a $250 million venture capital program for the State of Michigan Department of Treasury as its deputy director. In 1982, Mr. Finn founded and served as president of the Michigan Certified Development Corporation, a small business development corporation which financed over $50 million of investments in six companies in Michigan during the period 1982 to 1984. In 1976, he launched the Forward Development Corporation, an entity sponsored by the U.S. Small Business Administration for small business financing. He serves on the board of directors of several portfolio companies in which one or more of BVP I, BVP II, BVP III and BVP IV have invested, including Medirisk, Inc. and Pediatric Services of America, Inc. Mr. Finn has been a director and the President of the Company since its formation in 1996.

      James M. Smith, 52, a director of the Company, is employed by Pilgrim Baxter & Associates where he co-manages the PGHG Strategic Small Company Fund. In addition, Mr. Smith leads the investment team responsible for management of Pilgrim Baxter’s Hybrid Partners I and II and holds additional small cap growth portfolio management responsibilities. Mr. Smith possesses over twenty years of investment experience in equity portfolio management and research. Mr. Smith is a Chartered Financial Analyst and a graduate of Washington & Lee University. He earned his MBA from Northwestern University. Mr. Smith was appointed in 1998 by the Board of Directors to fill a vacancy on the Board.

Director whose term expires in 2005

      Richard Moodie, 51, a director of the Company, is a founder, President and Chief Executive Officer of KraftMaid Cabinetry, Inc. He has over 29 years of experience in growing and managing a manufacturing and marketing business. In 1990, Mr. Moodie sold his majority interest in KraftMaid to Masco Corporation of Taylor,

Michigan, a $5 billion home furnishing and building materials company. Mr. Moodie holds a limited partnership interest in BVP III and BVP IV. Mr. Moodie has been a director of the Company since its formation in 1996.

Non-Director Executive Officer

      Tab A. Keplinger, 40, has served as Vice President and Chief Financial Officer of the Company since its inception in 1996. Prior to joining the Company, Mr. Keplinger was Vice President and Chief Financial Officer of Victoria Financial Corporation. Before joining Victoria Financial Corporation in 1990, Mr. Keplinger was a senior audit manager in the manufacturing and service sectors for KPMG Peat Marwick.

Section 16(a) Beneficial Ownership Reporting Compliance

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

      Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that each of its officers and directors complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2000.

Item 11.  Executive Compensation

Organization and Compensation of the Board of Directors

      The Company’s Board of Directors held four regularly scheduled meetings during the last fiscal year. The standing committees of the Board of Directors include the Audit Committee, the Compensation Committee and the Nominating Committee.

      The function of the Audit Committee is to make recommendations to the Board of Directors concerning selection of the Company’s independent public accountant, oversee the Company’s accounting methods and implement and review the audit and findings of the Company’s independent public accountant for the purpose of reporting to the Board of Directors. The Audit Committee, currently composed of Messrs. Bales, Bryan and Moodie, held five meetings during 2000.

      The function of the Compensation Committee is to assist the Board of Directors in evaluating and recommending compensation of the senior executives of the Company and to administer the Company’s Stock Option Plan in accordance with the terms thereof, including the designation of which officers and employees of the Company shall receive stock options, and the number of shares which should be subject to each option so granted. The Compensation Committee, currently composed of Messrs. Bales, Bryan and Moodie, held one meeting in connection with a Board meeting during 2000.

      The function of the Nominating Committee is to recommend candidates for the Board of Directors. The Nominating Committee, currently composed of Messrs. Pinkas(*), Finn(*) and Bales, held one meeting in conjunction with a Board meeting during 2000. Stockholders also may submit written recommendations to the Nominating Committee for consideration.

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

Compensation

      The following table sets forth the compensation of the Company’s directors, none of whom is an employee of the Company. Except as set forth in such table, no other compensation was paid to any director (including those who also serve as executive officers) by the Company or any other entity in the Company’s fund complex during 2000. No information has been provided with respect to executive officers of the Company (other than those who also serve as directors), since none of them receives aggregate compensation from the Company and the Company’s fund complex in excess of $60,000.

COMPENSATION TABLE

	Aggregate Compensation	Total Compensation
Name of Director	From the Company	From Fund and Fund Complex

L. Patrick Bales(1)	$10,000	$10,000

Benjamin F. Bryan(1)	10,000	10,000

Paul H. Cascio	—	—

Michael J. Finn	—	—

Richard Moodie(1)	10,000	10,000

James P. Oliver	—	—

Robert P. Pinkas	—	—

Peter Saltz(1)	10,000	10,000

James M. Smith(1)	10,000	10,000

(1)	Compensation consists of amounts received for service as a director. See “Organization and Compensation of the Board of Directors” above.

      The following table sets forth information regarding individual grants of stock options made during the last fiscal year to each of the named individuals.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
	Number				Annual Rates of
	of	% of Total			Stock Price
	Securities	Options	Exercise		Appreciation for
	Underlying	Granted to	or Base		Option Term
	Options	Employees in	Price	Expiration
Name	Granted	Fiscal Year	($/Sh)	Date	5%	10%

Robert P. Pinkas	150,000	18.0%	13.42	2/23/10	384,529	1,804,665

Michael J. Finn	50,000	6.0%	13.42	2/23/10	128,176	601,555

Paul H. Cascio	50,000	6.0%	13.42	2/23/10	128,176	601,555

Tab A. Keplinger	50,000	6.0%	13.42	2/23/10	128,176	601,555

      The exercise of the options granted in 2000 to Messrs. Pinkas, Finn, Cascio, and Keplinger is governed by a multi-year vesting schedule, as described below under the caption “Stock Options.”

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of March 31, 2001, the number of shares of Common Stock of the Company beneficially owned by each director, nominee for director, executive officer and all directors and executive officers as a group, according to information furnished to the Company by such persons:

	Amount and Nature of
	Beneficial		Percent of
Name	Ownership(1)		Class

L. Patrick Bales	6,800	(2)	*

Benjamin F. Bryan	10,174	(2)	*

Paul H. Cascio	60,111	(3)	1.58%

Michael J. Finn	105,903	(4)	2.78%

Tab A. Keplinger	26,250	(5)	*

Richard Moodie	16,000	(2)	*

James P. Oliver	2,000	(7)	*

Robert P. Pinkas	351,725	(6)	9.23%

Peter Saltz	13,000	(7)	*

James M. Smith	2,000	(7)	*

All Directors and Executive Officers as a Group (10 persons)	593,963		15.59%

*	Shares owned are less than one percent of class.

(1)	Each of the persons named in the above table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Includes 6,000 shares subject to stock option grants.

(3)	Includes 50,000 shares subject to stock option grants.

(4)	Includes 100,000 shares subject to stock option grants.

(5)	Includes 25,000 shares subject to stock option grants.

(6)	Includes 300,000 shares subject to stock option grants.

(7)	Includes 2,000 shares subject to stock option grants.

      The following table sets forth information about two persons known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock:

	Amount and Nature
Name and Address	of Beneficial	Percent of
Of Beneficial Owner	Ownership	Class

Maxus Investment Group 1301 East Ninth Street, Suite 3600 Cleveland, Ohio 44114-1800	515,500 (1)	12.5%

Mr. Phillip Goldstein 60 Heritage Drive New York, New York 10570	198,000 (2)	5.2%

(1)	Information regarding share ownership was obtained from Schedule 13D filed by Maxus Investment Group on January 26, 1999. All of the reporting persons and entities known as Maxus Investment Group reported sole voting and investment power as to 60,000 shares of Common Stock and shared voting and investment power as to 455,500 shares of Common Stock.

(2)	Information regarding share ownership was obtained from Schedule 13D filed by Mr. Goldstein on November 13, 2000. Mr. Goldstein reported sole voting and investment power as to the 198,000 shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions

      The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Company will pay to the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 2000, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $383,976. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director, and Michael J. Finn, President and a director of the Company, are officers and managers of the Investment Adviser, and together own 100% of the Investment Adviser.

      As stated above in Item 1 (Business — Potential Co-Investments and Follow-On Investments) and in Item 8 (Note  5 of the notes accompanying the financial statements in “Financial Statements and Supplementary Data”), the Company co-invests in portfolio companies from time to time with affiliates of the Company and the Investment Adviser, including certain venture capital investment partnerships. Certain officers and directors of the Company and officers of the Investment Adviser also serve as general partners of the investment partnerships’ general partner. The Company’s co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Company from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

      The Company is an investor in DPC, as discussed in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K. Grand River Industries, Ltd. (“Grand River”) owns 85% of DPC. Grand River is a limited liability company that is 100% owned by Objective Industrial Investments Partners, L.P. (“Objective”). Robert P. Pinkas, Chairman and Chief Executive Officer of the Company, is a general partner in Objective. Mr. Pinkas, as a result of this investment commitment in Objective, owns 20% of Grand River and approximately 17% of DPC.

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

Balance Sheets — December 31, 2000 and December 31, 1999
Statements of Operations — For the years ended December  31, 2000, 1999 and 1998
Statements of Cash Flows — For the years ended December  31, 2000, 1999 and 1998
Statements of Stockholders’ Equity — For the years ended December 31, 2000, 1999 and 1998
Notes to the Financial Statements
Report of Independent Public Accountants

2.	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3.	Exhibits — Reference is made to the Exhibit Index which is found on page 34 of this Form 10-K.

(b)	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

(c)	Exhibits — Reference is made to the Exhibit Index which is found on page 34 of this Form 10-K.

(d)	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

By:	/s/ ROBERT P. PINKAS

Title:	Robert P. Pinkas,

Chairman of the Board,
Chief Executive Officer
and Treasurer

Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	March 30, 2001

/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	March 30, 2001

/s/ MICHAEL J. FINN Michael J. Finn	President and Director	March 30, 2001

/s/ L. PATRICK BALES L. Patrick Bales	Director	March 30, 2001

/s/ BENJAMIN F. BRYAN Benjamin F. Bryan	Director	March 30, 2001

/s/ RICHARD MOODIE Richard Moodie	Director	March 30, 2001

/s/ PETER SALTZ Peter Saltz	Director	March 30, 2001

/s/ JAMES P. OLIVER James P. Oliver	Director	March 30, 2001

/s/ JAMES M. SMITH James M. Smith	Director	March 30, 2001

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

Exhibit 23	Consent of Experts and Counsel
	(1)	Consent of Arthur Andersen LLP
	(2)	Consent of Ernst & Young LLP

Exhibit 99	Additional Exhibits
	(1)	Form 8-K dated January 19, 2000 (incorporated by reference into Part II of this Form 10-K)