Form 10-Q
period 2001-03-31
BRANTLEY CAPITAL CORP
filed 2001-05-15
CIK 1021009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRANTLEY CAPITAL CORPORATION BALANCE SHEETS
BRANTLEY CAPITAL CORPORATION STATEMENTS OF OPERATIONS
BRANTLEY CAPITAL CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY
BRANTLEY CAPITAL CORPORATION STATEMENTS OF CASH FLOWS
BRANTLEY CAPITAL CORPORATION NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
1. Significant Accounting Policies
2. Investments, Cash and Cash Equivalents
3. Investment Advisory Agreement
4. Financial Highlights
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations
Financial Condition, Liquidity and Capital Resources
Impact of Inflation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	34-1838462

(State or other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122

(Address of principal executive offices including zip code)

(216) 283-4800

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    No .

      The number of shares of common stock outstanding as of March 31, 2001 was 3,810,535.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	March 31,
	2001	December 31,
	(Unaudited)	2000

ASSETS

Investments, at market	$41,537,454	$41,462,305

Cash and cash equivalents	14,798,597	14,882,432

Dividends and interest receivable	2,401,521	2,103,811

Other assets	20,761	22,950

Total Assets	$58,758,333	$58,471,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

Note payable	$6,000,000	$6,000,000

Advisory fee payable	364,164	383,976

Accrued interest payable	135,081	—

Accrued professional fees	18,612	68,370

Other liabilities	133,598	76,133

Total Liabilities	6,651,455	6,528,479

Stockholders’ Equity:

Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	38,105	38,105

Additional paid in capital	37,484,895	37,484,895

Retained earnings	14,583,878	14,420,019

Total Stockholders’ Equity	52,106,878	51,943,019

Total Liabilities and Stockholders’ Equity	$58,758,333	$58,471,498

Net Asset Value Per Share	$13.67	$13.63

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	March 31,	March 31,
	2001	2000

Investment Income:

Interest	$168,505	$408,229

Dividends	271,458	220,161

Total investment income	439,963	628,390

Operating Expenses:

Advisory fees	351,571	400,065

Administration fees	18,288	29,687

Professional fees	99,110	35,804

Other	147,668	62,316

Interest on note payable	135,081	—

Total expenses	751,718	527,872

Investment Income (Loss), Net	(311,755)	100,518

Net Realized and Unrealized Gains on Investments:

Net realized gain on investments	407,096	258,127

Net unrealized gain on investments	68,518	405,176

Net gain on investments	475,614	663,303

Net change in net assets resulting from operations	$163,859	$763,821

Net change in net assets resulting from operations per share, primary and fully diluted	$0.04	$0.20

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase in net assets from operations	—	—	4,251,654	4,251,654

Distributions from:

Net investment income	—	—	(495,370)	(495,370)

Net realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	1,879,315	1,879,315

Distributions from:

Net investment income	—	(20,538)	(112,831)	(133,369)

Net realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations	—	—	163,859	163,859

Balance at March 31, 2001	$38,105	$37,484,895	$14,583,878	$52,106,878

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2001	2000

Cash Flows from Operating Activities:

Net change in net assets resulting from operations:	$163,859	$763,821

Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:

Net realized gain from investments	(407,096)	(258,127)

Net unrealized gain on investments	(68,518)	(405,176)

Changes in assets and liabilities:

Dividend and interest receivable	(297,710)	(167,876)

Other assets	2,189	29,344

Advisory fee payable	(19,812)	26,406

Accrued professional fees	(49,758)	39,252

Dividends payable	—	(1,752,846)

Accrued interest payable	135,081	—

Other liabilities	57,465	76,914

Net cash used for operating activities	(484,300)	(1,648,288)

Cash Flows from Investing Activities:

Purchases of investment securities	(722,225)	(1,041,947)

Sales/ Maturities of investment securities	1,123,297	515,864

Purchases of short-term investments	(514,416,928)	(1,076,794,042)

Sales/ Maturities of short-term investments	514,416,321	1,076,789,231

Net cash provided by (used for) investing activities	400,465	(530,894)

Net change in cash and cash equivalents for the period	(83,835)	(2,179,182)

Cash and cash equivalents, beginning of period	14,882,432	19,127,039

Cash and cash equivalents, end of the period	$14,798,597	$16,947,857

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.  Significant Accounting Policies

The interim financial statements have been prepared by Brantley Capital Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 2000 Annual Report filed on Form 10-K dated December 31, 2000.

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2001, the results of its operations for the quarter ended March 31, 2001, and its cash flows for the quarter ended March 31, 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

Portfolio investments listed on an exchange or traded on Nasdaq National Market are valued at the closing price listed on their respective exchange or system on the date of valuation. Securities traded in the over-the-counter market will be valued on the average of the closing bid and asked prices on the day of valuation.

Debt securities with 60 days or less remaining to maturity will be valued at amortized cost.

2.  Investments, Cash and Cash Equivalents

As of March 31, 2001 and December 31, 2000, the identified costs of investments, cash, and cash equivalents were $41,794,746 and $41,673,688, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2001	2000
	(Unaudited)	(Audited)

Cash	$14,798,597	$6,152,253
United States Treasury Bill

5.25%, 1/4/2001	—	8,730,179

	$14,798,597	$14,882,432

3. Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the quarter ended March 31, 2001, the Investment Adviser earned $351,571 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

No officer of the Investment Adviser receives any compensation from the Company for serving as an officer of the Company.

4. Financial Highlights

	Quarter ended		Quarter ended
	March 31, 2001		March 31, 2000

Net Asset Value, Beginning of the Period	$13.63		$13.76

Income from investment operations:

Net investment (loss) income	(0.08)		0.03

Net realized and unrealized gain on investments	0.12		0.17

Total from investment operations	0.04		0.20

Net Asset Value, End of Period	$13.67		$13.96

Market Value, End of Period	$8.00		$10.75

Total return, at Market Value	(7.25	)%(1)	34.38	%(1)

Total return, at Net Asset Value	0.29	%(1)	1.50	%(1)

(1)	Not annualized

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

      This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the results of financing and investing efforts, minimum net asset value appreciation targets, potential portfolio liquidity events, the ability to complete transactions and other risks identified below or in the Company’s filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto, and the other financial information included elsewhere in this report.

Results of Operations

      The Company began operations upon the completion of an initial public offering on December 3, 1996. Its principal investment objective is the realization of long-term capital appreciation in the value of its investments.

      In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends, and fees paid by its portfolio companies. Pending the completion of equity and equity-linked debt security investments that meet the Company’s investment objectives, available funds are invested in short-term securities. Dividend and interest income on investments for the three-months ended March 31, 2001 and 2000 were $439,963 and $628,390, respectively. The significant components of total operating expenses were advisory fees of $351,571 and $400,065 to the Investment Adviser during the three months ended March 31, 2001 and 2000, respectively.

      During the three months ended March 31, 2001, and 2000, the Company’s equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $475,614 and $663,303, respectively. The Company has invested in various small capitalization public stocks which are subject to general stock market and business conditions and the nine private investments described below (See Financial Condition, Liquidity and Capital Resources). The unrealized gains have been significantly influenced by these general stock market and business conditions.

Financial Condition, Liquidity and Capital Resources

      At March 31, 2001, the Company had $14,798,597 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small-cap public companies. Management believes that cash and cash equivalents together with proceeds from investments will provide the Company with the liquidity necessary to pay operating expenses of the Company and make follow-on investments. At March 31, 2001, the Company had stockholders’ equity of $52,106,878, resulting in a net asset value per share of $13.67.

      Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. (collectively, the “Partnerships”) hold, in the aggregate, approximately $200 million of venture capital private equity investments. The Partnerships are related to the Investment Adviser in a manner that required the receipt, from the Commission, of an exemption from certain provisions of the Act in order to permit, under certain circumstances, the Company, the Investment Adviser and the Partnerships to invest in the same portfolio companies. As a result, the Company and the Partnerships filed an application on March 6, 1997 with the Commission seeking an exemptive order permitting the Company, under certain circumstances, to invest in securities of issuers in which one of the Partnerships also intends to invest. The staff of the Commission granted the exemptive order on November 18, 1997.

      Consistent with the Company’s current long-term objectives, the Board of Directors has asked Brantley Capital Management LLC, the Company’s Investment Adviser, to recommend measures to maximize stockholder value in the event that the net asset value of the Company has not appreciated by a minimum of 15% per annum for the seven-year period ending December 31, 2003. Such measures could include, but are not limited to, actions designed to provide stockholders with the opportunity to realize the value of the Company’s investment portfolio. Management has been pleased with the performance of the Company’s portfolio companies since inception and believes that liquidity opportunities that generally start presenting themselves several years into a portfolio of this nature may create gains for the Company over the next few years. Since the Company is just beginning to enter this period of possible liquidity events, it is appropriate to renew, and convey to stockholders, the Company’s planned goals and objectives and to reassure stockholders that management intends to take action if those goals and objectives are not met. However, this is no indication that management does not expect to meet the Company’s goals. In fact, management believes that the portfolio will continue to perform at a level sufficient to meet the Company’s net asset valuation target.

      At March 31, 2001, the cost of equity and equity-linked debt security investments made by the Company to date was $27.0 million and their aggregate market value was $41.5 million, for an aggregate fair market value appreciation of 54%. Management believes the companies invested in have significant potential for long-term growth in sales and earnings. Since the completion of the Company’s initial public offering, management has focused its investment activities on securing new investments for the Company’s portfolio. However, given the current nature of the portfolio and the fact that the portfolio as a whole is maturing, management is entering into a phase of the business plan which emphasizes positioning the more mature portfolio companies for appropriate liquidity events. As a result, the Company is continuously monitoring portfolio company results and evaluating opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such transaction could have an impact on the valuation of the Company’s investments, however, valuations would generally not be adjusted until the transaction is publicly announced or completed.

      The individually significant equity and equity-linked debt security holdings of the Company at March 31, 2001 were comprised of the following investments:

  Disposable Products Company, LLC

      On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC (“DPC”). DPC is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete the first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. The Company also received a detachable capital stock purchase warrant exercisable into 5% of the fully-diluted capital stock of DPC at the time of exercise at a nominal exercise price. On January 26, 2001 the Company funded an additional $166,667, 12% promissory note of Disposable Products Company, LLC.

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

      At March 31, 2001, the financial statement value of the investment in Flight Options was $15,036,511, representing over a 170% increase from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

      Health Care Solutions, has completed a re-capitalization plan, including a two-for-one reverse stock split. As a result, the Company has agreed to exchange its convertible junior subordinated promissory note and accrued interest thereon for 246,994 shares of Series C 8% Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an IPO price or at $3.50 per share will remain outstanding and will be adjusted to reflect the reverse stock split.

      In addition to the above Series C 8% Convertible Preferred Stock, the Company has funded a $500,000 and a $299,000 12% Convertible Subordinated Note. As part of this transaction, the Company received a warrant to purchase up to $50,000 of Health Care Solutions, Common Stock at an exercise price equal to the lower of a price as determined by an initial public offering or $7.50 per share. On March 7, 2001, the Company agreed to exchange the $500,000 Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock.

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

  National Rehab Partners, Inc.

      On August 10, 1999, the Company announced the completion of a $1.5 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million preferred stock issue for National Rehab Partners, Inc. (“NRP”). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. NRP is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers. The remaining commitments are being funded upon the successful closing of additional acquisitions. As a result of this commitment, the Company purchased 2.2 million shares of Class A 8% Convertible Preferred Stock. On January 10, 2001, the Company funded a $26,126 10% promissory note of NRP.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits Reference is made to the Exhibit Index that is found on page 16 of this Form 10-Q.

b.	Reports on Form 8-K During the quarter ended March 31, 2001, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: May 15, 2001	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: May 15, 2001	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

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