Form 10-Q
period 2001-06-30
BRANTLEY CAPITAL CORP
filed 2001-08-14
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                      TO

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

      The number of shares of common stock, $.01 par value, outstanding as of June 30, 2001 was 3,810,535.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	June 30,
	2001	December 31,
	(Unaudited)	2000

ASSETS

Investments, at market	$48,869,946	$41,462,305

Cash and cash equivalents	10,226,227	14,882,432

Dividends and interest receivable	2,793,130	2,103,811

Other assets	18,546	22,950

Total Assets	$61,907,849	$58,471,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

Note payable	$6,000,000	$6,000,000

Advisory fee payable	362,732	383,976

Accrued interest	65,117	—

Accrued professional fees	13,508	68,370

Other liabilities	37,547	76,133

Total Liabilities	6,478,904	6,528,479

Stockholders’ Equity:

Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	38,105	38,105

Additional paid in capital	37,484,895	37,484,895

Retained earnings	17,905,945	14,420,019

Total Stockholders’ Equity	55,428,945	51,943,019

Total Liabilities and Stockholders’ Equity	$61,907,849	$58,471,498

Net Asset Value Per Share	$14.55	$13.63

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	June 30,	June 30,
	2001	2000

Investment Income:

Interest	$124,633	$320,347

Dividends	289,285	220,161

Total investment income	413,918	540,508

Operating Expenses:

Advisory fees	371,504	374,945

Administration fees	18,698	29,687

Professional fees	52,389	35,804

Interest on note payable	93,575	—

Other	20,791	62,317

Total expenses	556,957	502,753

Investment (Loss) Income, Net	(143,039)	37,755

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gain on investments	26,039	1,032,798

Net unrealized gain (loss) on investments	3,439,067	(1,033,091)

Net gain (loss) on investments	3,465,106	(293)

Net change in net assets resulting from operations	$3,322,067	$37,462

Net change in net assets resulting from operations per share, primary and fully diluted	$0.88	$0.01

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the six	For the six
	months	months
	ended	ended
	June 30,	June 30,
	2001	2000

Investment Income:

Interest	$293,138	$728,576

Dividends	560,743	440,322

Total investment income	853,881	1,168,898

Operating Expenses:

Advisory fees	723,075	775,010

Administration fees	36,986	59,374

Professional fees	151,499	71,608

Interest on note payable	228,656	—

Other	168,459	124,633

Total expenses	1,308,675	1,030,625

Investment (Loss) Income, Net	(454,794)	138,273

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gain on investments	433,135	1,290,925

Net unrealized gain (loss) on investments	3,507,585	(627,915)

Net gain (loss) on investments	3,940,720	663,010

Net change in net assets resulting from operations	$3,485,926	$801,283

Net change in net assets resulting from operations per share, primary and fully diluted	$0.92	$0.21

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase in net assets from operations	—	—	4,251,654	4,251,654

Distributions from:

Net investment income	—	—	(495,370)	(495,370)

Net realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	1,879,315	1,879,315

Distributions from:

Net investment income	—	(20,538)	(112,831)	(133,369)

Net realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations	—	—	3,485,926	3,485,926

Balance at June 30, 2001	$38,105	$37,484,895	$17,905,945	$55,428,945

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months	For the six months
	ended June 30,	ended June 30,
	2001	2000

Cash Flows from Operating Activities:

Net change in net assets resulting from operations:	$3,485,926	$801,283

Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:

Net realized (gain) from investments	(433,135)	(1,290,925)

Net unrealized (gain) loss on investments	(3,507,585)	627,915

Changes in assets and liabilities:

Dividend and interest receivable	(689,319)	(404,004)

Other assets	4,404	58,688

Advisory fee payable	(21,244)	16,835

Accrued professional fees	(54,862)	20,873

Dividends payable	—	(1,752,847)

Accrued interest	65,117	—

Other liabilities	(38,586)	5,289

Net cash used for operating activities	(1,189,284)	(1,916,893)

Cash Flows from Investing Activities:

Purchases of investment securities	(5,440,797)	(3,031,157)

Sales/ Maturities of investment securities	1,969,563	1,112,596

Purchases of short-term investments	(514,412,500)	(2,100,266,417)

Sales/ Maturities of short-term investments	514,416,813	2,100,259,836

Net cash provided by (used for) investing activities	(3,466,921)	(1,925,142)

Net change in cash and cash equivalents for the period	(4,656,205)	(3,842,035)

Cash and cash equivalents, beginning of period	14,882,432	19,127,039

Cash and cash equivalents, end of the period	$10,226,227	$15,285,004

The accompanying notes to the financial statements are an integral part of these statements

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

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the quarter ended June 30, 2001, the results of its operations for the six months ended June 30, 2001, and its cash flows for the six months ended June 30, 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Privately placed securities are carried at fair value as determined in good faith by or under the direction of the Board of Directors. Generally, the fair value of each security initially will be based primarily upon its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in the general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation.

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

2.  Investments, Cash and Cash Equivalents

As of June 30, 2001 and December 31, 2000, the identified costs of investments, cash, and cash equivalents were $41,137,198 and $41,673,688, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)

Cash	$10,226,227	$6,152,253

United States Treasury Bill 5.25%, 1/4/2001	—	8,730,179

	$10,226,227	$14,882,432

3.  Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the six months ended June 30, 2001, the Investment Adviser earned $723,075 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

No officer of the Investment Adviser receives any cash compensation from the Company for serving as an officer of the Company.

4.  Financial Highlights

	For the six months		For the six months
	ended		ended
	June 30, 2001		June 30, 2000

Net Asset Value, Beginning of the Period	$13.63		$13.76

Income from investment operations:

Net investment (loss) income	(0.12)		0.04

Net realized and unrealized gain on investments	1.04		0.17

Total from investment operations	0.92		0.21

Net Asset Value, End of Period	$14.55		$13.97

Market Value, End of Period	$9.35		$8.75

Total Return, at Market Value	8.41	%(1)	9.38	%(1)

Total Return, at Net Asset Value	6.75	%(1)	1.53	%(1)

(1)	Not annualized

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

      This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, minimum net asset value appreciation targets, potential portfolio liquidity events, the ability to complete transactions and other risks identified below or in the Company’s filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which are as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto, and the other financial information included elsewhere in this report.

Results of Operations

      The Company began operations upon the completion of an initial public offering on December 3, 1996. Its principal investment objective is the realization of long-term capital appreciation in the value of its investments. In addition, whenever feasible in light of market conditions and the cash flow characteristics of its portfolio companies, the Company seeks to provide an element of current income primarily from interest, dividends, and fees paid by its portfolio companies. Pending the completion of equity and equity-linked debt security investments that meet the Company’s investment objectives, available funds are invested in short-term securities. Dividend and interest income on investments for the six months ended June 30, 2001 and 2000 were $853,881, and $1,168,898, respectively. The significant components of total operating expenses were advisory fees of $723,075 and $775,010 to the Investment Adviser during the six-months ended June 30, 2001 and 2000, respectively.

      During the six months ended June 30, 2001 and 2000, the Company’s equity and equity-linked debt security investments resulted in net realized and unrealized gains on investment transactions of $3,940,720 and $663,010, respectively. The Company has invested in various small capitalization public stocks which are subject to general stock market and business conditions and the ten private investments described below (See “Financial Condition, Liquidity and Capital Resources”). The realized and unrealized gains have been significantly influenced by these general stock market and business conditions as well as the additional financing transactions of Flight Options International, Inc., as more fully described under “Financial Conditions, Liquidity and Capital Resources”.

Financial Condition, Liquidity and Capital Resources

      At June 30, 2001, the Company had $10,226,227 in cash and cash equivalents. The Company invested the proceeds of the initial public offering on a short-term basis pending completion of investments in equity and equity-linked debt securities of private companies and post-venture small capitalization public companies. Management believes that cash and cash equivalents together with proceeds from investments will provide the Company with the liquidity necessary to pay operating expenses of the Company and make follow-on investments. However, because of the quality and quantity of the Company’s potential investment opportunities and the expectation that the Company could be fully invested in the next twelve months, management is evaluating its options to provide additional liquidity, including raising capital. At June 30, 2001, the Company had stockholders’ equity of $55,428,945, resulting in a net asset value per share of $14.55.

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

      Consistent with the Company’s current long-term objectives, the Board of Directors has recently asked the Company’s Investment Adviser, to consider ways to maximize shareholder value in the event that the net asset value of the Company has not appreciated by a minimum of 15% per annum for the seven-year period ending December 31, 2003. Such actions could include, but are not limited to, a possible recommendation to consider the sale of some or all of the Company’s investments. Management has been pleased with the performance of the Company’s portfolio companies since inception and believes that liquidity opportunities that generally start presenting themselves several years into a portfolio of this nature may create gains for the Company over the next few years. The portfolio is just beginning to enter a period of possible liquidity events, and management feels confident that the portfolio will continue to perform adequately. However, in light of the market price of the Company’s shares relative to their net asset value, management has reiterated the Company’s planned goals and objectives and has reassured shareholders that management intends to take action if those goals and objectives are not met. Nevertheless, management expects to meet the Company’s net asset value appreciation target.

      At June 30, 2001, the cost of equity and equity-linked debt security investments made by the Company to date was $30.9 million and their aggregate market value was $48.9 million, for an aggregate fair market value appreciation of 58%. Management believes the companies invested in have significant potential for long-term growth in sales and earnings. Since the completion of the Company’s initial public offering, management has focused its investment activities on securing new investments for the Company’s portfolio. However, given the current nature of the portfolio and the fact that the portfolio as a whole is maturing, management is entering into a phase of the business plan which emphasizes positioning the more mature portfolio companies for appropriate liquidity events. As a result, the Company is continuously monitoring portfolio company results and evaluating opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such transaction could have an impact on the valuation of the Company’s investments, however, valuations would generally not be adjusted until the transaction is publicly announced or completed.

      The individually significant equity and equity-linked debt security holdings of the Company at June 30, 2001 were comprised of the following investments:

  Disposable Products Company, LLC

      On August 10, 1998, the Company entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC (“DPC”). DPC is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, DPC is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete the first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. The Company also received a detachable capital stock purchase warrant exercisable into 5% of the fully-diluted capital stock of DPC at the time of exercise at a nominal exercise price. On January 26, 2001 the Company funded a $166,667, 12% promissory note of DPC.

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

      In addition to the above Series A 10% Convertible Preferred Stock, the Company has funded $1,751,300 to invest with Brantley Venture Partners III, L.P. in a $3.5 million 10% senior subordinated debt investment in Fitness Quest. In addition, the Company received a warrant to purchase 181,172 shares of Fitness Quest common stock for $.01 per share. The proceeds of the investment were used to fund Fitness Quest’s working capital needs. During the fourth quarter of 2000, the Company exchanged the senior subordinated debt investment and related unpaid interest for 679,641 shares of Fitness Quest common stock.

  Flight Options International, Inc. (Formerly Corporate Wings, Inc.)

      On December 23, 1997, the Company completed a $2.1 million investment with Brantley Venture Partners III, L.P. to purchase a $6.0 million preferred stock issue for Flight Options International, Inc. (“Flight Options”). The Company’s investment consists of approximately 2,576,000 shares of Flight Options Series A 8% Convertible Preferred Stock at $0.8152 per share. Flight Options provides complete private air travel service through the sale of fractional interests in pre-owned jet aircraft. The proceeds of the transaction were used by Flight Options to continue to execute an acquisition strategy. Flight Options has been in business since 1978 and had sales of approximately $40 million at the time of the Company’s investment.

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

      On July 11, 2000, the Company guaranteed a portion of Flight Options’ third-party borrowings. As a result, the Company was issued a warrant to purchase 36,000 shares of common stock of Flight Options at a price of $0.01 per share. Management believes, based on current facts and circumstances and Flight Options’ financial position, that the likelihood that the Company will be required to make a payment pursuant to such guarantee is remote.

      On December 12, 2000 the Company purchased $2.5 million, or 469,925 shares, of Class C 8% Preferred Stock at $5.32 per share. Proceeds of the transaction were used to fund the continued expansion of the fractional ownership program.

      On June 30, 2001, Flight Options received offers from institutional investors to purchase up to $25 million of convertible preferred stock or subordinated debt securities in Flight Options which supports the valuation used to complete the December 12, 2000 Class C 8% Preferred Stock transaction described in the preceding paragraph. As a result, and consistent with the Company’s investment valuation procedures, the Board of Directors approved a valuation increase on the Flight Options investment which resulted in the Company reporting an unrealized gain of $2,742,889 or $0.72 per share for the quarter ended June 30, 2001.

      At June 30, 2001, the financial statement value of the investment in Flight Options was $17,779,400, representing over a 220% increase from its original cost. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

      Health Care Solutions has completed a re-capitalization plan, including a two-for-one reverse stock split. As a result, the Company has agreed to exchange its convertible junior subordinated promissory note and accrued interest thereon for 246,994 shares of Series C 8% Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an IPO price or at $3.50 per share will remain outstanding and will be adjusted to reflect the reverse stock split.

      In addition to the above Series C 8% Convertible Preferred Stock, the Company has funded a $500,000 and a $299,000 12% Convertible Subordinated Note. As part of this transaction, the Company received a warrant to purchase up to $50,000 of Health Care Solutions Common Stock at an exercise price equal to the lower of a price as determined by an IPO or $7.50 per share. On March 7, 2001, the Company agreed to exchange the $500,000 Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock.

  The Holland Group, Inc.

      On July 13, 2000, the Company closed a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $8.5 million preferred stock issue of The Holland Group, Inc. (“Holland”). Holland is a provider of temporary staffing and human resource management services that currently operates 35 branches in five states. As a result of this transaction, the Company purchased 282,530 shares of Series A 8% Convertible Preferred Stock.

  National Rehab Partners, Inc.

      On August 10, 1999, the Company announced the completion of a $1.5 million commitment to invest with Brantley Partners IV, L.P. in a $12.0 million preferred stock issue for National Rehab Partners, Inc. (“NRP”). NRP is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. NRP is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services. The first $8.0 million of the commitment was funded to complete the acquisition of a group of rehabilitation management service providers. The remaining commitments are being funded upon the successful closing of additional acquisitions. As a result of this commitment, the Company purchased 2.2 million shares of Class A 8% Convertible Preferred Stock. On January 10, 2001, the Company funded a $26,126, 10% promissory note of

NRP. On June 13, 2001 the $26,126 note and the related accrued interest was cancelled and replaced with a $27,228, 10% promissory note.

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

  Petroleum Partners, Inc.

      On June 7, 2001, the Company completed a $2.7 million commitment to invest with Brantley Partners IV, L.P. in a $15.0 million preferred stock and subordinated debt issue for Petroleum Partners, Inc. (“PPI”). PPI, based in Cleveland, Ohio, is a provider of outsourced maintenance services to the petroleum industry’s retailers and refineries. The proceeds from the transaction were used to acquire a company which is a leading provider of petroleum and petrochemical handling equipment and outsourced facilities maintenance services to providers of fuel delivery systems such as gasoline retailers and refineries. The equipment distributed by the company includes petroleum storage tanks, pumps, fuel dispensers, flexible piping, tank valves, leak detection gauges, canopies, air compressors and service station lighting equipment. In connection with this investment, the Company has purchased 250,000 shares of Class A 8% Convertible Preferred Stock at $1.00 per share, 600,000 shares of Class B 8% Convertible Preferred Stock at $2.00 per share, and a $1,250,000 10% Convertible Subordinated Note with a detachable warrant for the purchase of 78,125 shares of Common Stock at $0.01 per share.

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

  Value Creation Partners, Inc.

      On June 14, 2000, the Company completed a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $23.8 million preferred stock issue for Value Creation Partners, Inc. (“VCP”). VCP is an acquisition strategy company in the food and beverage industry. The proceeds of the transaction were used to complete the acquisition of Best Brands, Inc., one of the six largest manufacturers and distributors of a complete line of premium ingredients, mixes and products, including equipment, for all segments of the baking industry. Its products are sold primarily to retail bakeries, bakery distributors, supermarket in-store bakeries, food wholesalers and food service establishments. As a result of this transaction, the Company has purchased approximately 35,000 and 269,989 shares of 8% Convertible Preferred stock at $5.00 and $7.30 per share, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      A business development company is required to describe the risk factors involved in an investment in the securities of a business development company due to the nature of the company’s investment portfolio and capital structure. Accordingly, the Company states that its objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often small, undercapitalized companies that can lack management depth and have not yet attained consistent levels of profitability. The Company’s private equity and equity-linked debt security investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities.

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

      The portion of the Company’s investment portfolio consisting of equity and equity-linked debt securities in private companies is also subject to valuation risk. Investments are stated at “fair value” as defined in the Act and in the applicable regulations of the Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. Because there is typically no public market for the equity and equity-linked debt securities in which the Company invests, the valuation of the equity interests in the Company’s portfolio is subject to the estimates of the Company’s Board of Directors in accordance with the Company’s Investment Valuation Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of equity and equity-linked debt securities may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company’s consolidated statements of operations as “Net unrealized gain (loss) on investments.”

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

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on July 11, 2001, there were a total of 3,566,472.001 shares voted either in person or by proxy. The stockholders approved a proposal to amend the Company’s Charter. The results of voting for the approval of the proposal to amend the Company’s Charter were as follows:

Number of votes for:	3,464,673.43

Number of votes against:	79,242.66
Number of abstentions	22,555.92

      The stockholders also elected three directors to the Company’s Board of Directors. The stockholders elected Paul H. Cascio and Peter Saltz to serve terms expiring in 2006 and elected Phillip Goldstein to serve a term expiring in 2003.

      The results of the voting for the election of Paul H. Cascio as a director of the Company were as follows:

Number of votes for	3,497,503.30
Number of votes against	0
Number of votes for which authority was withheld	68,968.70
Number of abstentions	0
Number of broker non-votes	0

      The results of the voting for the election of Peter Saltz as a director of the Company were as follows:

Number of votes for	3,506,503.30
Number of votes against	0
Number of votes for which authority was withheld	59,968.70
Number of abstentions	0
Number of broker non-votes	0

      The results of the voting for the election of Phillip Goldstein as a director of the Company were as follows:

Number of votes for	3,492,103.30
Number of votes against	0
Number of votes for which authority was withheld	74,368.70
Number of abstentions	0
Number of broker non-votes	0

      The terms of office of Robert P. Pinkas, L. Patrick Bales, Michael J. Finn, James M. Smith, Richard Moodie, James P. Oliver, and Benjamin F. Bryan continued after the meeting.

      In addition, the stockholders ratified the selection of Arthur Andersen LLP as the Company’s independent public accountant for the fiscal year ending December 31, 2001. The results of voting for the ratification of the selection of Arthur Andersen LLP as the Company’s independent public accountant were as follows:

Number of votes for:	3,511,911.30

Number of votes against:	35,958.79
Number of abstentions	18,601.92

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

      Reference is made to the Exhibit Index that is found on page 17 of this Form 10-Q.

b.  Reports on Form 8-K

      During the quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: August 14, 2001	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: August 14, 2001	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

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