Form 10-Q
period 2001-09-30
BRANTLEY CAPITAL CORP
filed 2001-11-14
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

      The number of shares of common stock, $.01 par value, outstanding as of September 30, 2001 was 3,810,535.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Balance Sheets	2
	Statements of Operations	3
	Statements of Stockholders’ Equity	5
	Statements of Cash Flows	6
	Notes to the Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Results of Operations	10
	Financial Condition, Liquidity and Capital Resources	10
	Recent Events	15
	Impact of Inflation	15
	Disclosure Regarding Forward–Looking Statements	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18
Exhibit Index		19

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	September 30,
	2001	December 31,
	(Unaudited)	2000

ASSETS
Investments, at market	$46,120,199	$41,462,305
Cash and cash equivalents	10,978,220	14,882,432
Dividends and interest receivable	3,157,744	2,103,811
Other assets	16,309	22,950

Total Assets	$60,272,472	$58,471,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$6,000,000	$6,000,000
Advisory fee payable	386,184	383,976
Accrued interest	40,328	—
Accrued professional fees	94,707	68,370
Other liabilities	45,351	76,133

Total Liabilities	6,566,570	6,528,479

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	38,105	38,105
Additional paid in capital	37,484,895	37,484,895
Retained earnings	16,182,902	14,420,019

Total Stockholders’ Equity	53,705,902	51,943,019

Total Liabilities and Stockholders’ Equity	$60,272,472	$58,471,498

Net Asset Value Per Share	$14.09	$13.63

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	September 30,	September 30,
	2001	2000

Investment Income:
Interest	$103,383	$303,365
Dividends	287,651	326,326

Total investment income	391,034	629,691

Operating Expenses:
Advisory fees	401,335	382,576
Administration fees	18,905	18,853
Professional fees	135,859	36,198
Interest on note payable	123,170	—
Other	117,941	74,162

Total expenses	797,210	511,789

Investment (Loss) Income, Net	(406,176)	117,902

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gain on investments	564,915	215,534
Net unrealized gain (loss) on investments	(1,881,782)	447,782

Net gain (loss) on investments	(1,316,867)	663,316

Net change in net assets resulting from operations	$(1,723,043)	$781,218

Net change in net assets resulting from operations per share, primary and fully diluted	$(0.46)	$0.21

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine	For the nine
	months	months
	ended	ended
	September 30,	September 30,
	2001	2000

Investment Income:
Interest	$396,521	$1,031,867
Dividends	848,394	766,722

Total investment income	1,244,915	1,798,589

Operating Expenses:
Advisory fees	1,124,410	1,157,586
Administration fees	55,891	56,148
Professional fees	287,358	107,806
Interest on note payable	351,826	—
Other	286,400	220,874

Total expenses	2,105,885	1,542,414

Investment (Loss) Income, Net	(860,970)	256,175

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gain on investments	998,050	1,506,459
Net unrealized gain (loss) on investments	1,625,803	(180,133)

Net gain (loss) on investments	2,623,853	1,326,326

Net change in net assets resulting from operations	$1,762,883	$1,582,501

Net change in net assets resulting from operations per share, primary and fully diluted	$0.46	$0.42

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528
Net increase in net assets from operations	—	—	4,251,654	4,251,654
Distributions from:
Net investment income	—	—	(495,370)	(495,370)
Net realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	1,879,315	1,879,315
Distributions from:
Net investment income	—	(20,538)	(112,831)	(133,369)
Net realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations	—	—	1,762,883	1,762,883

Balance at September 30, 2001	$38,105	$37,484,895	$16,182,902	$53,705,902

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months	For the nine months
	ended September 30,	ended September 30,
	2001	2000

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$1,762,883	$1,582,501
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized (gain) from investments	(998,050)	(1,506,459)
Net unrealized (gain) loss on investments	(1,625,803)	180,133
Changes in assets and liabilities:
Dividend and interest receivable	(1,053,933)	(809,489)
Other assets	6,642	76,894
Advisory fee payable	2,208	17,283
Accrued professional fees	26,337	(68,887)
Dividends payable	—	(1,752,847)
Accrued interest	40,328	—
Other liabilities	(30,782)	(23,112)

Net cash used for operating activities	(1,870,170)	(2,303,983)

Cash Flows from Investing Activities:
Purchases of investment securities	(5,441,940)	(5,904,402)
Sales/Maturities of investment securities	3,404,077	3,302,689
Purchases of short-term investments	(514,412,500)	(2,996,432,616)
Sales/Maturities of short-term investments	514,416,321	2,996,424,588

Net cash provided by (used for) investing activities	(2,034,042)	(2,609,741)

Net change in cash and cash equivalents for the period	(3,904,212)	(4,913,724)
Cash and cash equivalents, beginning of period	14,882,432	19,127,039

Cash and cash equivalents, end of the period	$10,978,220	$14,213,315

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

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2001, the results of its operations for the quarter ended September 30, 2001, the results of its operations for the nine months ended September 30, 2001, and its cash flows for the nine months ended September 30, 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Privately placed securities are carried at fair value as determined in good faith by or under the direction of the board of directors. Generally, the fair value of each security initially will be based primarily upon its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in the general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost.

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

2.  Investments, Cash and Cash Equivalents

As of September 30, 2001 and December 31, 2000, the identified costs of investments, cash, and cash equivalents were $40,959,573 and $41,673,688, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)

Cash	$10,978,220	$6,152,253
United States Treasury Bill 5.25%, 1/4/2001	—	8,730,179

	$10,978,220	$14,882,432

3.  Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the nine months ended September 30, 2001, the Investment Adviser earned $1,124,410 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

No officer of the Investment Adviser receives any cash compensation from the Company for serving as an officer of the Company.

4.  Financial Highlights

	For the nine months		For the nine months
	ended		ended
	September 30, 2001		September 30, 2000

Net Asset Value, Beginning of the Period	$13.63		$13.76
Income from investment operations:
Net investment (loss) income	(0.23)		0.07
Net realized and unrealized gain on investments	0.69		0.35

Total from investment operations	0.46		0.42

Net Asset Value, End of Period	$14.09		$14.18

Market Value, End of Period	$8.42		$8.63

Total Return, at Market Value	(2.37	)%(1)	7.81	%(1)

Total Return, at Net Asset Value	3.37	%(1)	3.02	%(1)

(1)	Not annualized

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Overview

      We are a closed-end, non-diversified investment company that is regulated as a business development company under the Investment Company Act of 1940. We provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. In addition, we invest a portion of our assets in small-capitalization public companies. Our investment objective is to achieve long-term capital appreciation in the value of our investments and to provide current income primarily from interest, dividends and fees paid by our portfolio companies.

      Historically, we have focused our investing activities on private equity securities. We generally structure our private equity investments as participating preferred stock with an 8% to 10% dividend yield that accumulates and is paid upon a liquidity event. Our private equity investments typically range from $1 to $5 million, and we generally expect these investments to achieve liquidity within three to five years. We typically do not receive a cash return on our private equity investments until a liquidity event occurs, but instead seek to achieve long-term capital appreciation in net asset value through such investments.

      In the past year, we have explored various strategic alternatives to enhance our growth and stockholder value. We determined that continuing to operate at our current size or attempting to realize premature liquidity events within our current portfolio would not enhance the market value of our common stock and would limit our ability to generate recurring income sought by the investment community and our stockholders. Shares of business development companies that invest primarily in mezzanine investments tend to trade at a premium to net asset value per share due to the expectation of current income produced by such investments. Thus, we decided to raise capital through a secondary offering to expand our origination of mezzanine investments.

      We are currently seeking stockholder approval to authorize the sale, for a period of one year, of up to 12,500,000 shares of common stock below the then-current net asset value per share. A special meeting of the stockholders is set for November 26, 2001.

      Currently, mezzanine investments represent approximately 7% of our investment portfolio. To the extent we invest the proceeds from an offering of our common stock, we expect that mezzanine investments would represent a much larger percentage of our assets. The mezzanine investments are expected to provide a current cash return to us in the form of interest and origination fees. Although we will typically participate in any increase in the equity value of the companies to whom we provide mezzanine financing through warrants or other equity rights, we anticipate that our mezzanine investments will provide less potential for appreciation in our net asset value than our private equity investments, but will instead provide higher current income that may be distributed to our stockholders.

      Our future mezzanine investments are expected to range in size from $2 to $7 million. We expect to structure these investments, similar to our existing mezzanine investments, as subordinated notes with a fixed interest rate ranging from 12% to 18%, an equity feature such as warrants to buy equity in the portfolio company at a nominal price, and maturities of five to seven years. Upon the closing of new mezzanine investments, we expect to receive an origination fee from the portfolio company, typically 2% of our investment. Our mezzanine investment activities target companies that have demonstrated predictable and sustainable cash flows from operations, strong tangible assets, reasonable financial leverage relative to cash flows from operations, and reasonable prospects to retire at least 50% of their senior indebtedness within three years of our investment.

      In the future we may also seek to further leverage our portfolio by utilizing additional borrowings to fund our investments.

      Certain Accounting Policies

      Privately placed equity and mezzanine securities are carried at fair value as determined in good faith by our board of directors. Initially, the fair value of each such security is based upon its original cost. Cost is also the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of subsequent financings, the availability of market quotations, the portfolio company’s operations and changes in general market conditions) provide a basis for value other than cost.

      Portfolio investments listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system on the date of valuation. Securities traded in the over-the-counter market are valued based on the average of the closing bid and asked prices on the date of valuation.

      Origination fees are recognized as income during the period in which they are received. Interest income is recorded on mezzanine investments when the payment is contractually due unless a loan is more than 30 days past due. Interest is not accrued on any loans that are more than 30 days past due.

      We account for our operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of our financial performance is captioned “Net change in net assets resulting from operations,” which is the sum of two elements. The first element is “Investment income (loss), net,” which is the difference between (1) our income from interest, dividends and fees, and (2) our operating expenses. The second element is “Net gain (loss) on investments,” which is the sum of (1) the difference between the proceeds received from our dispositions of portfolio securities and their stated cost (“Net realized gain (loss) on investments”), and (2) the net change in the fair value of our investment portfolio (“Net unrealized gain (loss) on investments”).

      “Net realized gain (loss) on investments” and “Net unrealized gain (loss) on investments” are directly related. For example, in the period during which a security is sold to realize a gain, net unrealized gain on investments decreases, and net realized gain on investments increases.

Results of Operations

      Dividend and Interest Income

      Dividend and interest income on investments for the nine months ended September 30, 2001 and 2000 were $1,244,915, and $1,798,589, respectively. Dividend and interest income on investments comes primarily from portfolio investments that include a current dividend payment option and interest from cash and cash equivalents.

      Operating Expenses

      Total operating expenses for the nine months ended September 30, 2001 and 2000 were $2,105,885 and $1,542,414 respectively. The significant component of total operating expenses was advisory fees of $1,124,410 and $1,157,586 earned by the investment adviser during the nine months ended September 30, 2001 and 2000, respectively.

Net Realized and Unrealized Gains on Investment Transactions

      During the nine months ended September 30, 2001 and 2000, our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $2,623,853 and $1,326,326, respectively. At September 30, 2001, and 2000, we had investments in twelve and ten privately-held companies, respectively, as well as in various small-capitalization public stocks which are subject to general stock market and business conditions. The realized and unrealized gains during such periods were significantly influenced by these general market conditions and the additional financing transactions of Flight Options International, Inc., as more fully described under “ — Financial Condition, Liquidity and Capital Resources”.

      In addition on September 11, 2001, the World Trade Center in New York City and the Pentagon near Washington D.C. were the targets of terrorist attacks. As a result of these events and other general economic conditions, the United States equity markets experienced declines. For the quarter ended September 30, 2001, the Nasdaq Composite Index declined 31%. Our small-capitalization public stock portfolio experienced similar declines. For the quarter ended September 30, 2001 we experienced a net unrealized loss on investments of $1,881,782 or $0.49 per share.

Financial Condition, Liquidity and Capital Resources

      At September 30, 2001 we had $10,978,220 in cash and cash equivalents. Our management believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments. At September 30, 2001 we had stockholders’ equity of $53,705,902, resulting in a net asset value per share of $14.09.

      At September 30, 2001, we had $6.0 million of outstanding indebtedness. For the nine months ended September 30, 2001, the weighted average interest rate on this indebtedness was 7.91%. In order for us to cover interest payments on our indebtedness at such weighted average interest rate, we must achieve annual returns on our portfolio of at least 1.2%.

      Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. hold, in the aggregate, approximately $211 million of private equity investments. These partnerships are related to our investment adviser in a manner that required the receipt, from the Securities and Exchange Commission, of an exemption from certain provisions of the Investment Company Act of 1940 in order to permit us, under certain circumstances, to invest in the same portfolio companies as the other private investment funds managed by our investment adviser.

      Consistent with our current long-term objectives, our board of directors has recently asked our investment adviser to consider ways to maximize stockholder value in the event that our net asset value has not appreciated by a minimum of 15% per annum for the seven-year period ending December 31, 2003. Such actions could include, but are not limited to, a possible recommendation to consider the sale of some or all of our investments. Our management has been pleased with the performance of our portfolio companies since inception and believes that liquidity opportunities that generally start presenting themselves several years into a portfolio of this nature may create gains for us over the next few years. Our portfolio is just beginning to enter a period of possible liquidity events. However, in light of the market price of our common stock relative to its net asset value, our management has reiterated our planned goals and objectives and has reassured our stockholders that our management intends to take action if those goals and objectives are not met. Nevertheless, our management expects to meet our net asset value appreciation target.

      At September 30, 2001 the cost of the investments we made to date was $29.9 million and their aggregate market value was $46.1 million for an aggregate fair value appreciation of 54%. Our management believes that our portfolio companies have significant potential for long-term growth in sales and earnings. Since the completion of our initial public offering, our management has focused its investment activities on securing new investments for our portfolio. However, given the nature of our current portfolio and the fact that this portfolio as a whole is maturing, our management is seeking to position the more mature portfolio companies for appropriate liquidity events. We are continuously monitoring portfolio company results and evaluating opportunities to maximize the value of our investments. In that regard, we periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving our portfolio companies. These transactions and activities are generally not disclosed to our stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such transaction could have an impact on the valuation of our investments. However, these revised valuations would generally not be adjusted until the transaction is publicly announced or completed.

      As a result of our intention to expand our origination of mezzanine investments through an offering of our common stock, we expect that mezzanine investments will represent a much larger percentage of our assets in the future. The mezzanine investments are expected to provide a current cash return to us in the form of interest and origination fees. Although we will typically participate in any increase in the equity value of the companies to whom we provide mezzanine financing through warrants or other equity rights, we anticipate that our mezzanine investments will provide less potential for appreciation in our net asset value than our private equity investments, but will instead provide higher current income that may be distributed to our stockholders.

Private Portfolio Company Investments

      Our individually significant equity and mezzanine investments at September 30, 2001 are more fully described below:

Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable

Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Product’s first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. We also received a detachable capital stock purchase warrant exercisable for 5% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. On January 26, 2001, we funded a $169,667 12% promissory note from Disposable Products.

Fitness Quest, Inc.

      On December 16, 1997, we funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. As a result, we purchased approximately 788,961 shares of Fitness Quest Series A 10% Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company. The proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner, The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and for other acquisitions. Fitness Quest has been in the fitness promotional products business since 1994. Fitness Quest operates in a highly competitive industry and is dependent on the management talent and efforts of key personnel for its success. We do not believe that Fitness Quest is dependent on a single or small number of customers, possesses significant intellectual property, or is operating in an unusually regulated industry.

      During 1997, Fitness Quest increased its revenue and improved its operating margins and profits. After a complete evaluation, our board of directors re-valued our Fitness Quest investment to $5,440,000, resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In 1998, the operating results of Fitness Quest were adversely impacted by the cyclical nature of its business and one-time expenses resulting from several acquisition transactions. Since 1998, Fitness Quest has shown significant improvement in its core operating results with increases in annual revenues.

      In addition to the above Series A 10% Convertible Preferred Stock, we funded $1,751,300 to invest with Brantley Venture Partners III, L.P. in a $3.5 million 10% senior subordinated debt investment in Fitness Quest in 2000. In addition, we received a warrant to purchase 181,172 shares of Fitness Quest common stock for $0.01 per share.

      The proceeds of the most recent investment were used to fund Fitness Quest’s working capital needs. During the fourth quarter of 2000, we exchanged the senior subordinated debt investment and related unpaid interest for 679,641 shares of Fitness Quest common stock.

Flight Options International, Inc. (Formerly Corporate Wings, Inc.)

      On December 23, 1997, we funded $2.1 million to invest with Brantley Venture Partners III, L.P. in a $6.0 million preferred stock issue for Flight Options International, Inc. Our investment consists of approximately 2,576,000 shares of Flight Options Series A 8% Convertible Preferred Stock at $0.8152 per share. Flight Options provides complete private air travel service through the sale of fractional interests in pre-owned jet aircraft. The proceeds of the transaction were used by Flight Options to continue to execute an acquisition strategy. Flight Options has been in business since 1978. We believe Flight Options is one of the top five providers of fractional interests in aircraft in the United States, a highly competitive industry, and is dependent on the management talent and efforts of key personnel for its success. Flight Options is subject to certain regulations of the Federal Aviation Administration. We do not believe it is dependent on a single or small number of customers or possesses significant intellectual property.

      On December 29, 1998, we completed a second private equity investment in Flight Options. In this investment, we purchased $962,500 of a $5.5 million preferred stock transaction led by The Provident Bank. Our purchase represents approximately 260,135 shares of Class A 8% Convertible Preferred Stock at $3.70 per share. The proceeds were used by Flight Options to fund the expansion of its fractional ownership program and to continue to execute its acquisition strategy. During 1998, Flight Options completed the acquisition of Miller Aviation. Based upon the price of this subsequent financing and the operating performance of Flight Options during 1998, the fair value of our original investment was increased to $9,531,760, resulting in an unrealized gain of $7,431,760. This valuation was based on the $3.70 per share price negotiated by The Provident Bank and was approved by our board of directors.

      On August 31, 1999, Flight Options sold $20 million of Series B 8% Preferred Stock to a third party private equity group at $4.365 per share. Consistent with our investment valuation guidelines, this transaction resulted in a valuation increase on our Flight Options investment of $1,886,030 or $0.50 per share.

      On July 11, 2000, we guaranteed a portion of Flight Options’ third-party borrowings. As a result, we were issued a warrant to purchase 36,000 shares of Flight Options common stock at a price of $0.01 per share. Our management believes, based on the current facts and circumstances and Flight Options’ financial position, that the likelihood of a payment pursuant to such guarantee is remote.

      On December 12, 2000 we purchased 469,925 shares of Flight Options Class C 8% Preferred Stock at $5.32 per share for a total investment of $2.5 million. The proceeds of the transaction were used by Flight Options to fund the continued expansion of its fractional ownership program.

      On June 30, 2001, Flight Options received offers from institutional investors to purchase convertible preferred stock or subordinated debt securities of Flight Options which support the valuation used to complete the December 12, 2000 Class C 8% Preferred Stock transaction described in the preceding paragraph. As a result, and consistent with our investment valuation guidelines, our board of directors approved a valuation increase on the Flight Options investment which resulted in our reporting an unrealized gain of $2,742,889 or $0.72 per share for the quarter ended June 30, 2001.

      At June 30, 2001, the financial statement value of our investment in Flight Options was $17,779,400, representing an increase of more than 220% from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

Health Care Solutions, Inc.

      On September 30, 1997, we funded a $1.5 million convertible junior subordinated promissory note facility for Health Care Solutions, Inc. Health Care Solutions is an acquisition strategy company in the home healthcare services market with a strong presence in the Midwest and Great Lakes regions. The terms of the notes called for an 18% interest rate per annum during the first year and 12% per annum thereafter, with final maturity two years from the closing. After the first year, the notes were convertible into common stock at a price of $3.50 per share. In connection with our commitment to provide this facility, we received warrants to purchase up to $450,000 of common stock valued at an exercise price of 10% of an initial public offering price completed during the term of the notes, or at $3.50 per share should the warrants be exercised other than in connection with an initial public offering. The warrants are currently exercisable. The proceeds of the notes were used by Health Care Solutions to help finance acquisitions.

      In 2000, Health Care Solutions completed a re-capitalization plan, including a two-for-one reverse stock split. As a result, we agreed to exchange our convertible junior subordinated promissory note and accrued interest thereon for 246,994 shares of Series C 8% Convertible Preferred Stock at an exchange rate of $7.50 per share. The warrants to purchase up to $450,000 of common stock at an exercise price of 10% of an initial public offering price or at $3.50 per share remain outstanding and have been adjusted to reflect the reverse stock split.

      In addition to the above Series C 8% Convertible Preferred Stock, we funded $500,000 and $299,000 12% Convertible Subordinated Notes from Health Care Solutions in 2000. As part of this transaction, we received a warrant to purchase up to $50,000 of Health Care Solutions common stock at an exercise price equal to the lower of the price determined by an initial public offering or $7.50 per share. On March 7, 2001, we exchanged the $500,000 for Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock.

The Holland Group, Inc.

      On July 13, 2000, we funded a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $8.5 million preferred stock issue of The Holland Group, Inc. The Holland Group is a provider of temporary staffing and human resource management services that currently operates 35 branches in five states. In this transaction, we purchased 282,530 shares of The Holland Group’s Series A 8% Convertible Preferred Stock.

National Rehab Partners, Inc.

      On August 10, 1999, we entered into a $1.5 million commitment to invest with Brantley Partners IV, L.P. and a third party equity group in a $12.0 million preferred stock issue for National Rehab Partners, Inc. Pursuant to this commitment, we purchased 2.2 million shares of Class A 8% Convertible Preferred Stock. The proceeds of this transaction were used to complete the acquisition of a group of rehabilitation management service providers. The remainder of the commitment will be funded upon the successful closing of additional acquisitions. National Rehab Partners is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. National Rehab Partners is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services.

      On January 10, 2001, we funded a $26,126 10% promissory note from National Rehab Partners. On June 13, 2001, the $26,126 note and the related accrued interest were cancelled and replaced with a $27,228 10% promissory note.

Pediatric Physicians Alliance, Inc.

      On January 28, 1999, we funded a $3.2 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.9 million preferred stock issue for Pediatric Physicians Alliance, Inc. Pursuant to our commitment, we purchased 793,000 shares of Class A-2 10% Convertible Preferred Stock in 2000. Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. Their objective is to develop the leading physician-based integrated pediatric organization in the United States. Pediatric Physicians Alliance is dependent on the management talent and effort of key personnel for its success in this highly competitive industry. We do not believe it is dependent on a single or small number of customers, possesses significant intellectual property or that it is subject to significant regulations. The proceeds of the transaction were used to complete the acquisition of a number of physician practices.

      In addition to the above Class A-2 10% Convertible Preferred Stock, in 2000 we funded $267,448 to invest with Brantley Venture Partners III, L.P. in $668,619 of promissory notes, with detachable warrants, in Pediatric Physicians Alliance. The notes have an original maturity date of September 29, 2001 which were extended to September 30, 2002. The detachable warrants are for the purchase of 30,000 shares of Pediatric Physicians Alliance common stock at $4.00 per share.

Petroleum Partners, Inc.

      On June 7, 2001, we entered into a $2.7 million commitment to invest with Brantley Partners IV, L.P. in a $15.0 million preferred stock and subordinated debt issue for Petroleum Partners, Inc. In connection with this commitment, we purchased 250,000 shares of Class A 8% Convertible Preferred Stock at $1.00 per share, 600,000 shares of Class B 8% Convertible Preferred Stock at $2.00 per share, and funded a $1,250,000 10% Convertible Subordinated Note with a detachable warrant for the purchase of 78,125 shares of common stock at $0.01 per share. Petroleum Partners, based in Cleveland, Ohio, is a provider of outsourced maintenance services to the petroleum industry’s retailers and refineries. The proceeds from the transaction were used to acquire a company which is a leading provider of petroleum and petrochemical handling equipment and outsourced facilities maintenance services to providers of fuel delivery systems such as gasoline retailers and refineries. The equipment distributed by the company includes petroleum storage tanks, pumps, fuel dispensers, flexible piping, tank valves, leak detection gauges, canopies, air compressors and service station lighting equipment.

Prime Office Products, Inc. (Formerly Business Essentials, Inc.)

      On April 22, 1999, we entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Prime Office Products, Inc. Pursuant to our commitment, we purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share. Prime Office Products is an office products marketing and distribution company based in Nashville, Tennessee. The first part of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remainder of the commitment will be funded upon the closing of additional acquisitions.

Value Creation Partners, Inc.

      On June 14, 2000, we completed a $2.1 million commitment to invest with Brantley Partners IV, L.P. and several other private equity investors in a $23.8 million preferred stock issue for Value Creation Partners, Inc. Pursuant to this commitment, we purchased approximately 35,000 shares and 269,989 shares of 8% Convertible Preferred Stock at $5.00 and $7.30 per share, respectively. Value Creation Partners is an acquisition strategy company in the food industry. The proceeds of the transaction were used to complete the acquisition of Best Brands, Inc., one of the six largest manufacturers and distributors of a complete line of premium ingredients, mixes and products, including equipment, for all segments of the baking industry. Their products are sold primarily to retail bakeries, bakery distributors, supermarket in-store bakeries, food wholesalers and food service establishments.

Recent Events

      On October 23, 2001, one of our portfolio companies entered into a non-binding letter of intent with one of its competitors for the formation of a joint venture entity to which each party would contribute all of its assets in exchange for a 50% equity interest in the new entity. The proposed transaction, if consummated, could cause a substantial increase in the value of our investment in our portfolio company. There can be no assurance, however, that the parties will ultimately reach a definitive agreement on the terms of , or succeed in consummating, the proposed transaction, or that any increase in the value of our investment in the portfolio company will occur as a result of the transaction or otherwise. Thus, we cannot predict what impact, if any, the announcement or consummation of such transaction, if it were to occur, would have on our net asset value, the market price of our shares, or any possible discount between the net asset value and the market price of our shares.

Impact of Inflation

      We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

Disclosure Regarding Forward-Looking Statements

      Information contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations or similar words or phrases. The matters described throughout this Quarterly Report on form 10-Q and in any exhibits of which this Quarterly Report is a part constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      We invest in small and medium-sized companies, and our investments are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation and dividend distributions.

      We consider the management of equity price risk essential to conducting our business and maintaining our profitability. A portion of our portfolio consists of investments in private companies. We anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of our investment portfolio also consists of shares of common stock of small-capitalization public companies. These investments are directly exposed to market price risk.

      The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. We value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our consolidated statements of operations as “Net unrealized gain (loss) on investments.”

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

      Reference is made to the Exhibit Index that is found on page 19 of this Form 10-Q.

b.  Reports on Form 8-K

      During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: November 14, 2001	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: November 14, 2001	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

EXHIBIT INDEX

      The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit 3	Articles of Incorporation and By-laws
(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)
Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 1996, which exhibit is incorporated herein by reference)
Exhibit 10	Material Contracts
(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)