Form 10-K
period 2001-12-31
BRANTLEY CAPITAL CORP
filed 2002-04-01
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	34-1838462

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122

(Address of principal executive offices including zip code)

(216) 283-4800

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2002 was $29,822,669, based on the last sale price of such stock as quoted by the NASDAQ National Market System on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

      The number of shares of common stock outstanding as of March 29, 2002 was 3,810,535.

-i-

PART I

Item 1. Business

      We are a non-diversified investment company incorporated on August 1, 1996 under the General Corporation Law of the State of Maryland that has elected to be regulated as a business development company under the Investment Company Act of 1940. Our investment objective is to achieve long-term capital appreciation in the value of our investments and to provide current income primarily from interest, dividends and fees paid by our portfolio companies.

      We provide equity and long-term debt financing to small and medium-sized companies in a variety of industries throughout the United States. Our portfolio currently consists primarily of private equity securities and, to a lesser extent, mezzanine investments primarily in the form of subordinated debt with warrants. We also invest a portion of our assets in small-capitalization public companies. As of December 31, 2001, our portfolio was composed of the following investments:

			Percent
			of Fair
	Cost	Fair Value	Value

Private Equity Securities(1)	$20.8	$52.6	87%
Mezzanine Securities(1)	5.2	5.2	9%
Small Capitalization Public Stocks	2.9	2.5	4%

Total	$28.9	$60.3	100%

(1)	Our private equity securities typically consist of preferred stock. All of our other current investments, including demand notes, subordinated notes and promissory notes are considered mezzanine investments, although such investments are often accompanied by warrants to purchase common stock. These mezzanine investments are sometimes referred to as “equity-linked securities.”

      Historically, we have focused our investing activities on private equity securities intended to provide long-term capital appreciation. From our inception in 1996 to date, we have invested a total of $26.0 million in 12 private companies. At December 31, 2001, these investments had a stated fair value of $57.8 million, a 122% increase over our original cost. Our investing activity has increased our net asset value per share to $17.85 as of December 31, 2001, representing a 79% appreciation since we began operations. We anticipate that our current assets will be fully invested in the next twelve months.

      The following table presents the fair value at December 31, 2001 of each investment that represented more than 5% of our total assets as of such date:

		Percent
	Fair Value	of Total Assets

Flight Options International, Inc.	$32,500,000	43%
Fitness Quest, Inc.	8,658,041	11

      For a discussion of such investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

      In the past year we have explored various strategic alternatives to enhance our growth and stockholders’ value. We determined that operating at our current size or attempting to realize premature liquidity events within our portfolio would not enhance the market value of our common stock and would limit our ability to generate recurring income sought by the investment community and our stockholders.

      Specifically, we have been exploring the possibility of expanding our origination of mezzanine investments. Shares of business development companies that invest primarily in mezzanine investments tend to trade at a premium to net asset value per share due to the expectation of current income produced by such investments. We believe that current market conditions, influenced by more stringent credit standards of commercial banks and more conservative capital structures sought by entrepreneurs and equity sponsors, have created an increased demand for mezzanine investments.

      Mezzanine investments would be expected to provide a current cash return to us in the form of interest and origination fees. We typically participate in any increase in the equity value of the companies to whom we provide mezzanine financing through warrants or other equity rights. We anticipate that mezzanine investments would provide less potential for appreciation in our net asset value than private equity investments, but would instead provide higher current income that may be distributed to our stockholders. In the future, we may also seek to further leverage our portfolio by utilizing additional borrowings to fund our investments.

      In order to fund the origination of mezzanine investments, we are exploring various capital-raising alternatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We intend to use the proceeds of such an event to make mezzanine investments. We can make no assurances that a capital raising effort will be undertaken or that any of our portfolio companies would experience a liquidity event. We can also make no assurances that our plan to expand our origination of mezzanine investments will be consummated or be successful.

Investments in Private Companies

      We provide equity and long-term debt financing to private companies. We seek to invest in established companies that generally:

•	have annual revenues of $25 million or greater;

•	operate in stable industries;

•	have demonstrated favorable financial performance for at least five years; and

•	have an experienced management team.

      We generally do not target companies in industries where businesses tend to be particularly vulnerable to changes in economic cycles, are capital intensive, or are highly leveraged. Our private financing is generally used to fund internal growth, buyouts, acquisitions and recapitalizations.

      Our investment adviser sources and originates our investment opportunities, thereby avoiding auctions, which we believe affords us better investment terms, enhances our investment returns, and heightens the probability of successfully completing a greater percentage of our targeted transactions.

      We have an extensive network of potential investment sources. We estimate that we have historically funded approximately 1% of all the private investment opportunities that our investment adviser reviews on our behalf. When assessing a prospective investment, we generally look for a company that has achieved, or has the potential to achieve, market leadership, critical mass, and sustainable cash flow.

      We function as a partner in the growth of our private portfolio companies, rather than merely as a financial participant. We provide managerial assistance to our private companies through board representation and otherwise. We generally have one or two board seats on each of our private companies. We expect that our representatives will play a role in setting corporate strategies and advising our private portfolio companies regarding important decisions affecting their businesses, including:

•	analyzing potential acquisitions;

•	recruiting key managers;

•	securing equity and debt financing; and

•	evaluating strategic opportunities.

      We seek to enable our stockholders to participate in investments not typically available to the public due to the private nature of a substantial majority of our portfolio companies, the size of the financial commitment often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these investment opportunities.

  Private Equity Investments

      With respect to our private equity investments, we principally focus on companies that demonstrate strong internal growth dynamics and that we consider to be good candidates to achieve growth through selective acquisitions. We also favor equity investments in private companies that we believe can achieve the necessary size, profitability, management depth and sophistication to become public companies or candidates for acquisition.

      Our private equity investments typically range in size from $1 million to $5 million. We generally structure our private equity investments as participating preferred stock with an 8% to 10% dividend yield that accumulates and is paid upon a liquidity event. We generally expect our private equity investments to achieve liquidity within three to five years from their respective origination dates, although there can be no assurance that such a time frame will be met, and situations may arise in which we hold securities for a significantly longer period of time.

  Mezzanine Investments

      Although we may in the future invest in different types of equity-linked securities, to date our equity-linked investments have been in the form of mezzanine debt with an “equity kicker” such as a warrant. Our existing mezzanine investments are generally subordinated notes, ranging in size from $1 million to $3 million with a fixed interest rate of approximately 12% and maturities of five to seven years. Currently, mezzanine investments represent only 8.6% of our investment portfolio. However, we intend to dedicate a substantial portion of our ongoing investment activities to expand our origination of mezzanine investments, and, as a result, we intend that mezzanine investments will become a much larger percentage of our assets.

      We believe that our mezzanine investments address a financing need that is not currently met by banks and other finance companies. Generally, banks and commercial finance companies are primarily focused on providing senior secured long-term debt. The private insurance company and high-yield debt markets are focused primarily on very large financing transactions. As lenders in the mezzanine sector, we are generally focused on providing long-term debt to private companies. We believe that our investment adviser’s expertise with small and medium-sized companies will position us well to take advantage of the opportunity created by current market conditions.

      With respect to our mezzanine investments, we have focused and intend to continue to focus on private companies that have demonstrated predictable and sustainable cash flows from operations, strong tangible assets, reasonable financial leverage relative to cash flows from operations, and reasonable prospects to retire at least 50% of their senior indebtedness within three years of our investment.

      We expect to structure these investments, similar to our existing mezzanine investments, as subordinated notes with a fixed interest rate ranging from 12% to 18%, an equity feature such as warrants to buy equity in the portfolio company at a nominal price, and maturities of five to seven years. Upon the closing of new mezzanine investments, we intend to receive an origination fee from the portfolio company, typically 2% of our investment.

      The opportunity to liquidate the equity ownership attributable to our mezzanine investments and to realize a gain may occur if the business completes a recapitalization of its equity, either through a sale to new owners, a public offering of its equity, or if we exercise our contractual right, referred to as a “put right,” to require the portfolio company to purchase the warrants or options held by us at a predetermined put price. The put price of the put right is determined at the time of the original investment and is structured to provide our target return.

Small-Capitalization Public Stock Investments

      Since our inception, we have invested a portion of our assets in small-capitalization public companies. With respect to our investments in small-capitalization public companies, our primary focus is on companies that our investment adviser believes have significant potential for growth in sales and earnings. We consider a “small-capitalization” company to be a company that has a market capitalization under $1.5 billion.

      We believe that our ultimate returns as an investor in private companies are strengthened by our role as an investor in small-capitalization public companies. This benefit is derived from historical and future knowledge that we and our managers have and will gain regarding companies, technologies, management, markets and pricing in both public and private markets. For example, knowledge of companies in the private markets can be beneficial in selecting small-capitalization public stocks. Conversely, knowledge of public companies and market performance can be beneficial in pricing, structuring and developing liquidity plans for our private investments.

Investment Sourcing

      We enjoy significant deal sourcing benefits from relationships that the principals of our investment adviser have developed over the years. These individuals have, collectively, in excess of 60 years of private company investment experience including financings involving private equity securities and mezzanine investments, have invested in over 80 private companies and currently manage approximately $299 million in assets. As such, they have established an extensive network of investment referral relationships. Our investment adviser reviews approximately 800 investment opportunities annually for private investment funds that it manages.

      We also work with numerous other intermediaries to source new investment opportunities, including, but not limited to:

•	Private mezzanine and equity investors;

•	Banks, law firms, and accountants;

•	Investment bankers;

•	Business brokers; and

•	Industry organizations.

Selection of Investments and Underwriting Process

      Most of our investments are, and we expect that they will continue to be, in small to medium-sized companies with annual sales of under $500 million. The main criteria for the selection of our investments in portfolio companies has remained consistent since we began operations, and we expect that these criteria will remain consistent as we seek to expand our mezzanine investments. We seek to identify platform companies which we believe have significant opportunities in the markets they serve or have devised innovative products, services or ways of doing business that afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition.

      In evaluating potential portfolio companies, we pay particular attention to the following characteristics:

      Management. We seek investments in companies whose management team consists of talented individuals of high integrity with significant experience. We pay particular attention to the depth of the management team and the extent to which key managers have an ownership interest in the company.

      Opportunity for Significant Influence. We favor investments in companies in which we have the opportunity to become a partner in the building of the business, rather than being merely a financial participant. In addition, we pursue companies in which our representatives will play a role in setting corporate strategies and providing advice regarding important decisions affecting the business, including analyzing potential acquisitions, recruiting key managers, securing equity and debt financing and evaluating strategic opportunities.

      Market Dynamics. We prefer investments in companies that are addressing a large, unfulfilled market demand with long-term growth prospects that can reasonably expect to achieve and maintain a significant market share through proprietary products and services. We also favor investments in companies that deliver products and services with significant performance and cost advantages in industries and markets in which significant barriers to effective competition by others exist.

      Ability to Achieve Liquidity. We consider the potential and likely means for achieving the liquidity that would ultimately enable us to realize the value of our equity investments. Possible ways of achieving liquidity include an initial public offering of the company, a sale of the company or a purchase by the company or its managers of our equity interest. With respect to our mezzanine investments, we also may achieve liquidity through an exercise of the put right that we receive in connection with such investments.

      Ability to Service Debt. With respect to our mezzanine investments, we seek companies that have demonstrated predictable and sustainable cash flows from operations, strong tangible assets, reasonable financial leverage relative to cash flows from operations, and reasonable prospects to retire at least 50% of their senior indebtedness within three years of our investment.

      Our investment process includes the identification, due diligence, negotiation, documentation and closing of the investment. Our due diligence typically includes:

•	review of historical and prospective financial information;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	background checks; and

•	research relating to the company’s management, markets, products and services.

      Upon the completion of due diligence and a decision to proceed with an investment in a company, our investment adviser creates an investment memorandum for presentation to our board of directors, which must approve the investment. Additional due diligence with respect to any investment by us may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Portfolio Monitoring and Valuation

      We have a written policy that governs the valuation of our assets, pursuant to which our board of directors values our assets each quarter.

      We value our privately held investments based on a determination of their fair value made in good faith by our board of directors. Initially, the fair value of each such security is based upon its original cost. Cost is also the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of subsequent financings, the availability of market quotations, the portfolio company’s operations and changes in general market conditions) provide a basis for value other than cost. Portfolio investments listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system at the date of valuation. Securities traded in the over-the-counter market are valued based on the average of the closing bid and asked prices on the date of valuation.

      Public securities with legal, contractual or other restrictions on transfer may be discounted due to such restrictions. The lack of liquidity of these securities may adversely affect our ability to dispose of them in a timely manner and at a fair price when we deem it necessary or advantageous to do so.

      We continuously evaluate opportunities to maximize the value of our investments. In that regard, we periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving our private portfolio companies. These transactions and activities are generally not disclosed to our stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the value of an investment, which is also generally not adjusted until the transaction is publicly announced or completed.

Investment Adviser

      Brantley Capital Management, L.L.C. has served as our investment adviser since our inception pursuant to an Investment Advisory Agreement. The principals of our investment adviser collectively have in excess of 60 years of private company investment experience, have invested in over 80 private companies and currently manage approximately $299 million in assets, including our assets.

      In addition to managing our investments, principals of our investment adviser also manage the following other funds:

		Committed
		Capital
Fund Name	Adviser Since	(in millions)	Status

Brantley Venture Partners I (BVP I)	1987	$12.5	Closed to new investments
Brantley Venture Partners II (BVP II)	1990	30.0	Closed to new investments
Brantley Venture Partners III (BVP III)	1993	57.5	Closed to new investments
Brantley Partners IV (BP IV)	1998	123.5	Approximately 40% invested

      The principals of our investment adviser select our investments and those of other private investment funds they manage separately, considering in each case only the investment objectives, investment position, available capital and other pertinent factors applicable to that particular investment fund.

      Since our inception, our investment adviser has been responsible, on a day-to-day basis, for the selection and supervision of our investments and for the oversight of our financial records and financial reporting requirements. Our investment adviser has experience with both equity and mezzanine investments, including the mezzanine investments in our current portfolio.

      Under the terms of our Investment Advisory Agreement, we pay our investment adviser an annual management fee of 2.85% of our net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. Our investment adviser is responsible for the salaries and expenses of its own personnel, office space costs and local telephone and administrative support costs. For the fiscal years ended December 31, 1999, 2000 and 2001, fees earned by our investment advisor were $1,436,345, $1,546,093 and $1,631,885, respectively. The Investment Advisory Agreement is renewed annually and is terminable with 60 days’ notice.

      As our net assets grow, our board of directors may consider certain changes to our management structure, including the possibility of changing it from externally to internally managed. We believe that our external management structure currently provides us with access to a stronger infrastructure than we would be able to provide on a stand-alone basis with the management fees that we pay. If our net asset value continues to grow through investment gains or through additional equity offerings, we may reach the conclusion that the most cost-effective manner of managing our business is through a different management structure.

Co-Investments and Follow-On Investments

      We have co-invested, and anticipate continuing to co-invest, with other private investment funds managed by our investment adviser, on terms and conditions that are the same in all material respects for all parties. At the present time, these funds include Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. On November 18, 1997, we received an exemptive order from the Securities and Exchange Commission that, subject to certain terms and conditions, relieves us from certain provisions of the Investment Company Act of 1940 and generally permits us to co-invest with investment funds managed by our investment adviser.

Temporary Investments

      Pending investments in the types of securities described above, we invest our cash in cash equivalents, government securities and high quality debt securities maturing in one year or less from the time of investment.

The Investment Advisory Agreement

      Pursuant to the Investment Advisory Agreement, Brantley Capital Management, L.L.C., 20600 Chagrin Boulevard, Suite 1150, Cleveland, Ohio 44122, serves as our investment adviser. Subject to the overall supervision of our board of directors, our investment adviser administers our business affairs and furnishes us with office facilities and clerical, bookkeeping and record keeping services at such facilities. See “Management.”

      Pursuant to the terms of the Investment Advisory Agreement, our investment adviser is responsible for, among other things:

•	Determining what securities we will purchase, retain or sell;

•	Identifying and evaluating the structure of the investments we make;

•	Arranging debt financing for us;

•	Providing portfolio management and servicing of securities in our portfolio; and

•	Administering our day-to-day affairs.

      Our investment adviser is also responsible for oversight of the administrator responsible for the financial records which we are required to maintain and assists in the preparation of financial information for reports to our stockholders and reports filed with the Securities and Exchange Commission. In addition, our investment adviser assists us in determining and publishing our net asset value, oversees both the preparation and filing of our tax returns, and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

      In return for its services, we pay our investment adviser an annual management fee of 2.85% of our average net assets, determined at the end of each calendar quarter, and payable quarterly in arrears, throughout the term of the Investment Advisory Agreement.

      The Investment Advisory Agreement is not exclusive, and the adviser is free to furnish similar services to others so long as its services to us are not impaired.

      Our investment adviser is responsible for the salaries and expenses of its own personnel and for certain additional expenses, including but not limited to:

•	all costs associated with identifying and selecting prospective investments;

•	the cost of office space and necessary office equipment for us; and

•	the cost of adequate corporate, administrative and clerical personnel for us.

      We are responsible for all other expenses, including those relating to calculating and publishing our net asset value, all other expenses incurred by either our investment adviser or us in connection with administering the ordinary course of our business, and direct costs such as printing, mailing, long distance telephone, staff, independent accountants and outside legal costs.

      The Investment Advisory Agreement was approved by our board of directors on October 29, 1996, and is renewable each year on November 26, provided that its continuance is approved annually by our board of directors or by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, including, in either case, approval by our directors who are not interested persons. Our board of directors recently approved the renewal of the Investment Advisory Agreement and it is therefore subject to renewal on November 26, 2002. The Investment Advisory Agreement may be terminated by either party without penalty upon at least 60 days’ notice to the other. See “Risk Factors — We Depend Upon Our Investment Adviser for Our Future Success.”

Administrator, Custodian, Transfer and Dividend Paying Agent and Registrar

      State Street Bank and Trust Company serves as our administrator and, subject to appropriate review and approval by our board of directors or our officers:

•	oversees the determination and publication of our net asset value;

•	oversees the maintenance by our custodian of certain of our books and records;

•	prepares income tax returns for review by our independent accountants;

•	reviews and arranges for payment of our expenses;

•	prepares financial information to be submitted to our stockholders and arranges for the printing and dissemination of reports and communications to our stockholders;

•	prepares periodic financial information required to be filed with the Securities and Exchange Commission;

•	prepares certain reports relating to our business and affairs, and upon request, makes recommendations to the board of directors concerning the performance of the independent accountants or the performance and fees of the custodian and transfer agent;

•	oversees calculations of fees paid to our investment adviser, custodian and transfer agent;

•	provides periodic testing of portfolios to assist our investment adviser in complying with the Internal Revenue Code, the requirements of the Investment Company Act of 1940; and

•	provides such other services as necessary to administer the ordinary course of our business.

      For its services, we pay the administrator an annual fee based on our average net assets of (i) 0.08% of the first $100 million of average net assets; (ii) 0.06% of the next $100 million of average net assets; and (iii) 0.04% of average net assets in excess of $200 million, subject to a minimum annual fee of $75,000. Based on our net assets of $68,006,314 at December 31, 2001, the annual fee we would pay to the administrator in 2001 would be $75,000.

      An additional annual fee of $10,000 will be applied if we engage in leverage transactions other than temporary borrowings. We also reimburse the administrator for its out-of-pocket expenses.

      Our administration agreement with State Street Bank and Trust Company also provides for certain limitations on the liability of State Street and indemnification of State Street by us under certain circumstances. State Street cannot be held liable for damages under the agreement unless such damages were caused by gross negligence or willful misconduct, and such damages are limited to State Street’s total annual compensation under the administration agreement. In addition, we agree to indemnify State Street against any claims made under the administration agreement that are not the result of the gross negligence or willful misconduct of State Street, its officers or employees.

      State Street Bank and Trust Company, 225 Franklin Street, Boston, MA, 02110 is our transfer and dividend paying agent and registrar as well as our custodian.

Determination of Net Asset Value

      We have a written policy that governs the valuation of our assets, pursuant to which our board of directors values our assets each quarter.

      We value our privately held investments based on a determination of their fair value made in good faith by our board of directors. Initially, the fair value of each such security is based upon its original cost. Cost is also the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of subsequent financings, the availability of market quotations, the portfolio company’s operations and changes in general market conditions) provide a basis for value other than cost.

      In adjusting the value of any given portfolio company, our board of directors applies various methods under the valuation guidelines to determine value. They may use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation. This basis of valuation is referred to as the “private market method” and is used only with respect to completed transactions or firm offers made by sophisticated, independent investors. Our board of directors may also use appraisal procedures to determine fair value. Appraisal valuations are based upon such factors as the portfolio company’s earnings and net worth, the market prices for similar securities of comparable companies and an assessment of the company’s future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

      Portfolio investments for which market quotations are readily available and which are freely transferable are valued as follows:

•	securities listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system on the date of valuation; and

•	securities traded in the over-the-counter market (known as pink sheets) are valued based on the average of the closing bid and asked prices on the date of valuation.

      Securities for which market quotations are readily available but are restricted from free trading in the public securities markets, such as Rule 144 stock, are valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day prior to the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.

      An investment that is exercisable for or convertible into a security for which market quotations are readily available or otherwise contains the right to acquire such a security is deemed to be an investment for which market quotations are readily available, but the value of any such security is reduced by any consideration to be paid by us in connection with the exercise or conversion of such security.

      The value of restricted stock investments for which no public market exists cannot be precisely determined. Generally, such investments are valued on a “going concern” basis without giving effect to any disposition costs.

      Debt securities with maturities of 60 days or less remaining are valued under the amortized cost method. The amount to be amortized is the value on the 61st day if the security was obtained with more than 60 days remaining to maturity. Securities with maturities of more than 60 days remaining for which there is a market and which are freely transferable are valued at the most recent bid price or yield equivalent as obtained from dealers that make markets in such securities. Certificates of deposit which we purchase generally are valued at their face value, plus interest accrued to the date of valuation.

      Our board of directors reviews our valuation policies from time to time to determine their appropriateness. Our board of directors may also hire independent firms to review the methodology of valuation or to conduct a valuation, which is binding and conclusive.

      In order to determine the net asset value per share of our common stock:

•	the value of our assets, including our portfolio securities, is determined by our board of directors;

•	our liabilities, if any, are subtracted therefrom; and

•	the difference is divided by the number of outstanding shares of our common stock.

      The value of our investments may be very difficult to ascertain. Valuation of our investments by the board of directors is, by necessity, subjective and may not be indicative of the price at which such securities may ultimately be sold. The net asset value, as determined by our board of directors, may not be reflective of the price at which an investor could sell his, her or its shares of our common stock in the open market.

Regulation as a Business Development Company

      We operate in a highly regulated environment. The following discussion generally summarizes certain regulations.

      A business development company is defined and regulated by the Investment Company Act of 1940. It is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in long-term, private investments in growing businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately owned growth companies.

      As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, our qualifying assets represent at least 70% of the value of our total assets. This is referred to as the “70% test.” The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that:

•	is organized and has its principal place of business in the United States;

•	is not an investment company other than a small business investment company wholly owned by a business development company; and

•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

•	Securities received in exchange for or distributed with respect to securities described above or pursuant to the exercise of options, warrants, or rights relating to such securities; and

•	Cash, cash equivalents, government securities, or high quality debt securities, within the meaning of the Investment Company Act of 1940, maturing in one year or less from the time of investment.

      In addition, a business development company must be organized in the United States for the purpose of making investments in the types of securities described above. To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.

      We may invest up to 30% of our assets in portfolio investments that are not qualifying assets. This portion of our portfolio consists primarily of investments in small-capitalization public companies.

      As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. See “Risk Factors — We Borrow Money Which Magnifies the Potential for Gain or Loss on Amounts Invested and May Increase the Risk of Investing in Our Common Stock” and “Senior Securities.”

      We are also prohibited by the Investment Company Act of 1940 from knowingly participating in a joint transaction, including co-investments in a portfolio company with an affiliated person, including any of our directors, our investment adviser or any entity controlled or advised by any of them. We have been granted an exemptive order from the Securities and Exchange Commission relieving us, subject to certain terms and conditions, from certain of the provisions of the Investment Company Act of 1940, and generally permitting us to engage in co-investments with certain private investment funds managed by our investment adviser.

      We have adopted a code of ethics that establishes procedures for personal investments and restricts certain transactions. The code of ethics is filed as an exhibit to the registration statement of which this prospectus is a part. You may read and copy the code of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, DC. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the Commission’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Commission’s Public Reference Section Washington, DC 20549-0102.

      In connection with our intention to significantly expand our origination of mezzanine investments, our board of directors added the provision of current income to our investment objective. Under the Investment Company Act of 1940, we are not required to obtain stockholder approval to amend our investment objective.

      Under the Investment Company Act of 1940, we are prohibited, as a business development company, from selling our common stock at a price below the current net asset value per share for such stock unless, among other conditions, the policy and practice of making such sales is approved by holders of a majority of our outstanding voting securities, as well as the holders of a majority of our outstanding voting securities who are not our affiliates. In addition, a majority of our directors who are not “interested persons” of our company must first determine that any such sale would be in the best interest of our company and our stockholders, and in consultation with the underwriter, that the offering price would be not less than a price that closely approximates the market price less any distributing discount or commission.

      We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the Investment Company Act of 1940. The Investment Company Act of 1940 defines “a majority of the outstanding voting securities” as (1) 67% or more of the voting securities present at such meeting if the holders of more than 50% of the outstanding voting securities are present or represented by proxy, or (2) 50% of the outstanding voting securities, whichever of the two is the lesser.

Tax Status

      The following discussion is a general summary of the material United States federal income tax considerations applicable to us and to an investment in our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. The discussion is based upon the Internal Revenue Code, Treasury Regulations, and administrative and judicial interpretations, each as of the date of this prospectus and all of which are subject to change. You should consult your own tax advisor with respect to tax considerations that pertain to your purchase of our common stock.

      This summary is intended to apply to investments in our common stock and assumes that investors hold our common stock as capital assets. This summary does not discuss all aspects of federal income taxation relevant to holders of our common stock in light of particular circumstances, or to certain types of holders subject to special treatment under federal income tax laws, including dealers in securities, pension plans and trusts and financial institutions. This summary does not discuss any aspects of U.S. estate and gift tax or foreign, state or local tax. It does not discuss the special treatment under federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

      Except as specifically indicated herein, this summary is intended to apply to U.S. Stockholders (as defined below) and does not purport to discuss all U.S. federal income tax consequences to persons who are not U.S. Stockholders (“Non-U.S. Stockholders”) from an investment in our common stock. A “U.S. Stockholder” is a stockholder who is (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created in or organized under the laws of the United States or any political subdivision thereof, (iii) an estate, the income of which is subject to United States federal income taxation regardless of its source, or (iv) a trust subject to the supervision of a court within the United States and the control of a United States person. Non-U.S. Stockholders should consult their own tax advisors to discuss the consequences of an investment in our common stock.

Taxation as a Regulated Investment Company

      We intend to continue to be treated for tax purposes as a “regulated investment company” under Subchapter M of the Internal Revenue Code. If we (i) qualify as a regulated investment company and (ii) distribute to our stockholders in a timely manner at least 90% of our “investment company taxable income,” as defined in the Code (i.e., net investment income, including accrued original issue discount, and net short-term capital gain) (the “90% Distribution Requirement”) each year, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gain in excess of net short-term capital loss) that we distribute (or treat as “deemed distributed”) to stockholders. In addition, if we distribute in a timely manner the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income not distributed in prior years, we will not be subject to the 4% nondeductible federal excise tax on certain undistributed income of regulated investment companies (the “Excise Tax Avoidance Requirements”). We generally will endeavor to distribute (or treat as deemed distributed) to our stockholders all of our investment company taxable income and our net capital gain, if any, for each taxable year so that we will not incur federal income or excise taxes on our earnings. We will be subject to federal income tax at our regular corporate rate for any amounts of investment company taxable income or net capital gain not distributed (or deemed distributed) to our stockholders.

      In order to qualify as a regulated investment company for federal income tax purposes, we must, among other things: (a) continue to qualify as a business development company under the Investment Company Act of 1940; (b) derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and (c) diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other securities if such other securities of any one issuer do not represent more than 5% of our assets or more than 10% of the outstanding voting securities of the issuer (the “50% of the Value Requirement”), and (ii) no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other regulated investment companies) of any one issuer or of two or more issuers that are controlled (as determined under applicable rules of the Internal Revenue Code) by us and are engaged in the same or similar or related trades or businesses (the “25% of the Value Limitation” and together, the 50% of the Value Requirement and the 25% of the Value Limitation shall be referred to as the “Diversification Test.”)

      Because we invest in only a limited number of portfolio companies, we currently do not satisfy the 25% of the Value Limitation (and therefore the Diversification Test). In addition, we anticipate that we may not satisfy the Diversification Test on the last day of one or more future quarters. The Internal Revenue Code, however, modifies the above Diversification Test in the case of certain investment companies furnishing capital to development corporations (the “Modified Diversification Test”). In order for the Modified Diversification Test to be applicable to us, the Securities and Exchange Commission must determine and certify to the Internal Revenue Service no more than 60 days prior to the close of each relevant taxable year that we are principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available. For purposes of this determination, a corporation will be considered to be principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available for at least 10 years after our first acquisition of any security in such corporation if, as of the date of such first acquisition, the issuer corporation was principally so engaged. In addition, we will be considered on any date to be furnishing capital to a corporation whose securities we hold if we have acquired securities in such corporation within the preceding 10 years. We intend to request such certification, if necessary. Periodic recertification may be necessary.

      If the Modified Diversification Test is applicable to us, then for purposes of determining whether we satisfy the 50% of the Value Requirement discussed above, we will be able to include the value of the securities of any issuer (whether or not we hold more than 10% of the outstanding voting securities of such issuer) provided that at the time of the latest acquisition of any securities of such issuer our basis in all securities of such issuer held by us did not exceed 5% of the value of our total assets as of such date. The Modified Diversification Test will not apply to any security of an issuer if we have continuously held securities in such issuer (or any predecessor company) for more than 10 years. In addition, the Modified Diversification Test will not apply to us for a quarter if, as of the close of such quarter, more than 25% of our total assets are represented by securities of issuers for which we hold more than 10% of the outstanding voting securities of such issuers and with respect to which we have continuously held securities in such issuers (or any predecessor companies) for more than 10 years, unless the value of our total assets represented by such securities is reduced to 25% or less within 30 days after the close of such quarter. Even if the Modified Diversification Test is applicable to us, we must still satisfy the 25% of the Value Limitation discussed above. The Internal Revenue Code also contains two other exceptions to the Diversification Test that may allow us to continue to qualify as a regulated investment company even if we fail to satisfy the Diversification Test (or the Modified Diversification Test) as of the close of any quarter. In this respect, the Code provides that a company that satisfied the Diversification Test as of the close of any quarter shall not lose its status as a regulated investment company during a subsequent quarter due to a discrepancy between the value of its various investments and the requirements of the Diversification Test unless such discrepancy exists immediately after the acquisition of any security or other property and is wholly or partly the result of such acquisition. Thus, if we have satisfied the Diversification Test for at least one quarter, we will not lose our status as a regulated investment company as a result of failing to satisfy the Diversification Test provided such failure is due to a fluctuation in the value of our assets or a distribution made by us and is not attributable in whole or in part to the acquisition of any securities (the “Fluctuation in Value Exception”). In addition, if a discrepancy is due in whole or in part to the acquisition of securities, the Internal Revenue Code provides that a company will not lose its status as a regulated investment company if such discrepancy is eliminated within 30 days after the close of such quarter. Thus, we will generally have 30 days after the close of any quarter to dispose of assets in order to satisfy the Diversification Test. We currently satisfy the Fluctuation in Value Exception. Accordingly, although we do not satisfy the Diversification Test, we are still adequately diversified under the Subchapter M requirements for regulated investment companies.

      If we fail to satisfy the Diversification Test for any future quarter, the Modified Diversification Test and the exceptions to the Diversification Test discussed above, we will fail to qualify as a regulated investment company and all of our income will be subject to federal income tax at the regular corporate tax rate as discussed below. As a result, we will make every effort to satisfy the Diversification Test, the Modified Diversification Test, or the exceptions to the Diversification Test. In order to satisfy these tests, however, we may be prevented from making acquisitions (including acquisitions through the exercise of options, warrants, conversion rights, or other purchase rights) of new or additional securities, even though we believe such acquisitions to be advantageous or beneficial from an investment standpoint. Alternatively, it may be necessary for us to dispose of certain currently held securities in order to satisfy these tests even though such dispositions may not be advantageous or beneficial from an investment standpoint. Because our portfolio will consist primarily of illiquid investments, we may not be able to dispose of our assets in a timely manner or on an economically advantageous basis in order to satisfy the Diversification Test, the Modified Diversification Test or the exceptions to the Diversification Test.

      If we acquire or are deemed to have acquired debt obligations that were issued originally at a discount or that otherwise are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation regardless of whether cash representing such income is received by us in the same taxable year. Any amount accrued as original issue discount will be included in our investment company taxable income for the year of accrual and may have to be distributed to our stockholders in order to satisfy the 90% Distribution Requirement or the Excise Tax Avoidance Requirements even though we have not received any cash representing such income.

      Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the Investment Company Act of 1940, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a regulated investment company, including the Diversification Test. If we dispose of assets in order to meet the 90% Distribution Requirement or the Excise Tax Avoidance Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

      If we fail to satisfy the 90% Distribution Requirement or otherwise fail to qualify as a regulated investment company in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). In contrast, as is explained below, if we qualify as a regulated investment company, a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of our stockholders.

      The remainder of this summary assumes that we qualify as a regulated investment company and satisfy the 90% Distribution Requirement.

Taxation of Stockholders

      Our distributions generally are taxable to our stockholders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to our stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Distributions of our net capital gains properly designated by us as “capital gain dividends” will be taxable to a stockholder as long-term capital gains regardless of such stockholder’s holding period for his or her common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such stockholder. Any distribution automatically reinvested in additional shares of our common stock through our opt out dividend reinvestment plan will be taxable to a stockholder to the same extent, and with the same character, as if such stockholder received the distribution in cash. Any additional shares of our common stock acquired by a stockholder pursuant to such an automatic reinvestment of a distribution will have an adjusted basis equal to the amount of the reinvested distribution and will have a holding period that will commence on the date such shares are acquired by, or allocated for the benefit of, such stockholder. A portion of our distributions may be subject to alternative minimum tax. You should consult your own tax advisor to determine how an investment in our stock would affect your alternative minimum tax liability.

      At our option, we may elect to retain some or all of our net capital gains for a tax year, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount for the benefit of our stockholders, our stockholders will be required to report their share of the deemed distribution on their tax returns as if it had been distributed to them, and our stockholders will report a credit for the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to a stockholder’s cost basis for his or her common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the amount of tax that such stockholders would be required to pay on the retained net capital gains. Such excess generally will be available to offset other tax liability to the stockholders. A stockholder that is not subject to U.S. federal income tax should be able to file a return on the appropriate form or a claim for refund that allows such stockholder to recover the taxes paid on his or her behalf. In the event we choose this “deemed distribution” option, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant tax year.

      Any dividend we declare in October, November, or December of any calendar year, payable to our stockholders of record on a specified date in such a month and which we actually pay during January of the following year, will be treated as if it had been received by our stockholders on December 31 of the year in which we declared the dividend.

      If we acquire “qualified small business stock,” hold such stock for more than five years, and dispose of such stock at a gain, a non-corporate stockholder who held his, her, or its common stock at the time that we purchased the qualified small business stock and at all times thereafter until the disposition of such qualified small business stock may be entitled to exclude from such stockholder’s taxable income up to 50% of such stockholder’s share of such gain. For this purpose, “qualified small business stock” generally means stock that was acquired directly from the issuing corporation, where such issuing corporation is taxable under Subchapter C of the Internal Revenue Code, is actively engaged in a trade or business, and has no more than $50,000,000 of gross assets at any time prior to issuance and immediately thereafter. A portion of any amount excluded from your taxable income pursuant to the rules discussed in this paragraph will be treated as a preference item for purposes of computing your alternative minimum tax liability.

      You should consider the tax implications of buying our common stock just prior to a distribution. Even if the price of our common stock includes the amount of the forthcoming distribution, you may be taxed upon receipt of the distribution and will not be entitled to offset the distribution against your tax basis in our common stock.

      You may recognize taxable gain or loss if you sell or exchange our common stock. The amount of the gain or loss will be measured by the difference between your adjusted tax basis in such stock and the amount of the proceeds you receive in exchange for such stock. Any gain or loss arising from (or, in the case of distributions in excess of earnings and profits, treated as arising from) the sale or exchange of our common stock generally will be a capital gain or loss. This capital gain or loss normally will be treated as a long-term capital gain or loss if you have held such stock for more than one year; otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of our common stock held for six months or less generally will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or treated as deemed distributed, with respect to such stock and, for this purpose, the special rules of Section 852(b)(4)(C) of the Internal Revenue Code generally apply in determining the holding period of such stock. In addition, all or a portion of any loss realized upon a taxable disposition of our common stock may be disallowed if other shares of our common stock are purchased, under our dividend reinvestment and cash purchase plan or otherwise, within 30 days before or after the disposition.

      In general, non-corporate stockholders currently are subject to a maximum federal income tax rate on their net long-term capital gain (the excess of net long-term capital gain over net short-term capital loss) for a taxable year (including a long-term capital gain derived from an investment in the common stock of the company) that is lower than the maximum rate for other income. Corporate taxpayers currently are subject to federal income tax on net capital gains at a maximum rate equal to the maximum rate applied to ordinary income. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in Section 1212(b) of the Internal Revenue Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carryback such losses for three years or carry forward such losses for five years.

      We will send to each of our stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service. Distributions may also be subject to additional state, local, and foreign taxes depending on a stockholder’s particular situation. Our ordinary income dividends to corporate stockholders may, if certain conditions are met, qualify for the dividends received deduction to the extent that we have received qualifying dividend income during the taxable year; capital gain dividends distributed by us are not eligible for the dividends received deduction. However, the alternative minimum tax applicable to corporations may reduce the benefit of the dividends received deduction.

      A Non-U.S. Stockholder may be subject to withholding of U.S. federal tax at a 30% rate (or lower applicable treaty rate) on our distributions (including certain redemptions of our common stock). Accordingly, investment in our common stock is likely to be appropriate for a Non-U.S. Stockholder only if such person can utilize a foreign tax credit or corresponding tax benefit in respect of such withholding tax. Non-U.S. Stockholders should consult their own tax advisors with respect to the U.S. federal income and withholding tax, and state, local, and foreign tax, consequences of an investment in our common stock.

      We may be required to withhold U.S. federal income tax (“backup withholding”) from all taxable distributions payable to (i) any stockholder who fails to furnish us with its correct taxpayer identification number or a certificate that the stockholder is exempt from backup withholding, and (ii) any stockholder with respect to whom the Internal Revenue Service notifies us that such stockholder has failed to properly report certain interest and dividend income to the Internal Revenue Service and to respond to notices to that effect. We may be required to report annually to the Internal Revenue Service and to each Non-U.S. Stockholder the amount of dividends paid to such stockholder and the amount, if any, of tax withheld pursuant to the backup withholding rules with respect to such dividends. This information may also be made available to the tax authorities in the Non-U.S. Stockholder’s country of residence. Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules from payments made to a stockholder may be refunded or credited against such stockholder’s United States federal income tax liability, if any, provided that the required information is furnished to the Internal Revenue Service.

Competition

      We compete with a large number of private equity and mezzanine funds, investment banks, mutual funds and other equity and non-equity based investment funds, as well as traditional financial services companies such as commercial banks and other sources of financing in connection with our investment activity. Many of these entities have greater financial and managerial resources than we do. We compete with such entities primarily on the basis of the quality of our services, the experience and contacts of our investment adviser, our investment analysis and decision-making processes, and the investment terms we offer in respect of the securities to be issued by our portfolio companies. There can be no assurance that we will be able to successfully compete for attractive investment opportunities.

Employees

      Our investment adviser provides all of the personnel necessary to operate our business, and thus we do not have any employees.

Item 2. Properties

      The Company does not own or lease any properties.

Item 3. Legal Proceedings

      Neither the Company, nor any of its property are a party to, or the subject of, any material pending legal proceedings, and no such material proceedings are known by the Company to be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

      On October 26, 2001, the Company mailed to stockholders a proxy statement for a special meeting to be held on November 26, 2001 seeking approval of a proposal to issue up to 12,500,000 shares of common stock at prices below net asset value for a period of one year. On November 20, 2001, the Company announced that it was postponing the special meeting and would revise the proposal.

      On January 17, 2002, the Company mailed to stockholders of the Company a revised proxy statement for a special meeting of stockholders to be held on February 28, 2002 seeking stockholder approval of a proposal to issue up to 6,000,000 shares of common stock at prices per share below net asset value; provided, that the price would not be less than (i) $9.00 per share and (ii) market price at the time of the offering. In order to approve the proposal the votes of (i) a majority of the shares of the Company outstanding and entitled to vote or (ii) 67% of the shares voted at the meeting where at least 50% of the outstanding shares entitled to vote were present either in person or by proxy, whichever is less, was necessary. At the special meeting, 3,810,535 shares were entitled to vote, 2,398,983 shares were present either in person or by proxy, 1,383,772 shares were voted for the proposal, 1,015,212 shares were voted against the proposal and 21,369 shares abstained. Thus, the proposal was not approved.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “BBDC” and historically has traded at prices below our net asset value per share. The following table sets forth, for the periods indicated, our net asset value per share of common stock and the high and low sales prices per share of our common stock. Prior to September 23, 1999, our common stock traded on the Nasdaq SmallCap Market under the same symbol. On March 29, 2002, the last reported sales price of our common stock was $10.34 per share.

		Range of Sales
	Net Asset	Prices
	Value per
	Share(1)	High	Low

Year ended December 31, 2000
First Quarter	13.96	12.000	7.750
Second Quarter	13.97	10.750	8.375
Third Quarter	14.18	10.250	8.188
Fourth Quarter	13.63	9.875	7.500
Year ended December 31, 2001
First Quarter	13.67	8.750	7.500
Second Quarter	14.55	9.500	7.750
Third Quarter	14.09	9.410	7.690
Fourth Quarter	17.85	10.890	8.000

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

      Since our initial public offering, we have distributed more than 98% of our ordinary income and 98% of our capital gain net income to our stockholders on an annual basis. For the years ended 2001, 2000, and 1999, we declared dividends of $0.19, $0.62 and $0.46, respectively.

      Our current intention is to continue distributing our ordinary income and our short-term capital gains on an annual basis to our stockholders. We may also choose to distribute some or all of our net realized long-term capital gains or, if we deem it appropriate, we may retain such gains to support growth in our investment portfolio.

      In the future, we may consider making distributions on a quarterly basis if our investment company taxable income (ordinary income and short-term capital gains) grows sufficiently to support such a distribution. However, we cannot assure you that we will achieve investment results or maintain a tax status that will allow any specified level of cash distributions or year-to-year increases in cash distributions.

      We maintain an “opt out” dividend reinvestment and cash purchase plan for our stockholders. Under the plan, if shares of our common stock are registered in your name, dividends will be automatically reinvested in additional shares of common stock unless you “opt out” of the plan.

Item 6.	Selected Financial Data
(all figures in thousands except per share data)

	2001	2000	1999	1998	1997	1996

Financial Position
(as of December 31)
Total assets	$75,534	$58,471	$54,991	$50,456	$43,825	$36,620
Note payable	6,000	6,000	—	—	—	—
Net assets	68,006	51,943	52,440	49,941	42,912	36,142
Changes in Net Assets
(years ended December 31)
Net investment income (loss)	(1,208)	145	320	(69)	31	(7)
Net gain on investments	18,007	1,734	3,932	7,137	5,683	—
Net change in net assets from operations	16,800	1,879	4,252	7,068	5,713	(7)
Dividends	736	2,376	1,753	38	444	—
Per Share Data
Net assets	17.850	13.630	13.760	13.110	11.260	9.870
Closing market price	10.890	8.625	8.000	7.125	9.630	10.000
Cash dividends	0.19	0.620	0.460	0.010	0.120	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

  Overview

      We are a non-diversified investment company that is regulated as a business development company under the Investment Company Act of 1940. We provide equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. In addition, we invest a portion of our assets in small-capitalization public companies. Our investment objective is to achieve long-term capital appreciation in the value of our investments and to provide current income primarily from interest, dividends and fees paid by our portfolio companies.

      Historically, we have focused our investing activities on private equity securities. We generally structure our private equity investments as participating preferred stock with an 8% to 10% dividend yield that accumulates and is paid upon a liquidity event. Our private equity investments typically range from $1 million to $5 million, and we generally expect these investments to achieve liquidity within three to five years. We typically do not receive a cash return on our private equity investments until a liquidity event occurs, but instead seek to achieve long-term capital appreciation in net asset value through such investments.

      In the past year we have explored various strategic alternatives to enhance our growth and stockholders’ value. We determined that operating at our current size or attempting to realize premature liquidity events within our portfolio would not enhance the market value of our common stock and would limit our ability to generate recurring income sought by the investment community and our stockholders.

      Specifically, we have been exploring the possibility of expanding our origination of mezzanine investments. Shares of business development companies that invest primarily in mezzanine investments tend to trade at a premium to net asset value per share due to the expectation of current income produced by such investments. We believe that current market conditions, influenced by more stringent credit standards of commercial banks and more conservative capital structures sought by entrepreneurs and equity sponsors, have created an increased demand for mezzanine investments.

      Mezzanine investments would be expected to provide a current cash return to us in the form of interest and origination fees. We typically participate in any increase in the equity value of the companies to whom we provide mezzanine financing through warrants or other equity rights. We anticipate that mezzanine investments would provide less potential for appreciation in our net asset value than private equity investments, but would instead provide higher current income that may be distributed to our stockholders. In the future, we may also seek to further leverage our portfolio by utilizing additional borrowings to fund our investments.

      In order to fund the origination of mezzanine investments, we are exploring various capital-raising alternatives. We intend to use the proceeds of such an event to make mezzanine investments. We can make no assurances that a capital raising effort will be undertaken or that any of our portfolio companies would experience a liquidity event. We can also make no assurances that our plan to expand our origination of mezzanine investments will be consummated or be successful.

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

      Historically, we have focused our investing activities on private equity securities. We began making such investments in 1997 and are now entering into a phase of the business plan which emphasizes positioning our more mature portfolio companies for appropriate liquidity events. As a result, we are continuously monitoring portfolio company results and evaluating opportunities to maximize the valuation of our investments. In that regard, we periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving our portfolio companies. Any such transaction could have an impact on the valuation of our investments. These transactions and activities are generally not disclosed to our stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be.

Results of Operations

  Dividend and Interest Income

      Dividend and interest income on investments for the years ended December 31, 2001, 2000 and 1999 were $1,581,837, $2,252,497 and $2,317,100, respectively. The reduction in interest and dividend income during the year ended December 31, 2001 was primarily due to the reduction in both cash available for short-term investing and the related short-term interest rates.

  Operating Expenses

      Total operating expenses during the years ended December 31, 2001, 2000 and 1999 were $2,789,513, $2,107,415 and $1,997,523, respectively. The significant component of total operating expenses was advisory fees of $1,631,885, $1,546,093 and $1,436,345 earned by our investment adviser during the years ended December 31, 2001, 2000 and 1999, respectively.

  Net Realized and Unrealized Gains on Investment Transactions

      During the years ended December 31, 2001, 2000 and 1999, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $18,007,426, $1,734,233 and $3,932,077, respectively. At December 31, 2001, and 2000, we had investments in twelve and ten privately-held companies, respectively, as well as in various small-capitalization public stocks which are subject to general stock market and business conditions. The unrealized gains during such periods were significantly influenced by general stock market and business conditions, as well as the December 21, 2001 and August 31, 1999 revaluations of Flight Options International, Inc.

Financial Condition, Liquidity and Capital Resources

      At December 31, 2001 and 2000, we had $5,369,345 and $8,882,432, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of the lender and is not readily available to fund investments or pay operating expenses. Our management believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments. However, in order to execute our mezzanine investment plan, we will continue to seek opportunities to raise additional capital.

      At December 31, 2001 and 2000, we had stockholders’ equity of $68,006,314 and $51,943,019, respectively, resulting in a net asset value per share of $17.85 and $13.63, respectively.

      At December 31, 2001, we had $6,000,000 of outstanding indebtedness. For the year ended December 31, 2001, the weighted average interest rate on this indebtedness was 7.2%. Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. hold, in the aggregate, approximately $211 million of private equity investments. These partnerships are related to our investment adviser in a manner that required the receipt, from the Securities and Exchange Commission, of an exemption from certain provisions of the Investment Company Act of 1940 in order to permit us, under certain circumstances, to invest in the same portfolio companies as the other private investment funds managed by our investment adviser.

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

      At December 31, 2001 and December 31, 2000, the aggregate cost of the investments we made to date was $28.9 million and $26.8 million, respectively, and their aggregate market value was $60.3 million and $41.5 million, respectively, for an aggregate fair value appreciation of 109% and 55%, respectively. Our management believes that our portfolio companies have significant potential for long-term growth in sales and earnings. Since the completion of our initial public offering, our management has focused its investment activities on securing new investments for our portfolio. However, given the nature of our current portfolio and the fact that this portfolio as a whole is maturing, our management is seeking to position the more mature portfolio companies for appropriate liquidity events. We are continuously monitoring portfolio company results and evaluating opportunities to maximize the value of our investments. In that regard, we periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving our portfolio companies. These transactions and activities are generally not disclosed to our stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such transaction could have an impact on the valuation of our investments. However, these revised valuations would generally not be adjusted until the transaction is publicly announced or completed.

      We intend to expand our origination of mezzanine investments. Thus, as we invest the net proceeds from future portfolio company liquidity events or the issuance of additional capital, we expect that mezzanine investments will represent a much larger percentage of our assets. The mezzanine investments are expected to provide a current cash return to us in the form of interest and origination fees. Although we will typically participate in any increase in the equity value of the companies to whom we provide mezzanine financing through warrants or other equity rights, we anticipate that our mezzanine investments will provide less potential for appreciation in our net asset value than our private equity investments, but will instead provide higher current income that may be distributed to our stockholders. Pending investment, we intend to invest the net proceeds from this offering in cash equivalents, government securities or high quality debt securities maturing within one year or less from the time of investment. The investment income generated from such cash equivalents is expected to be less than the current income we anticipate from mezzanine investments.

  Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at December 31, 2001.

Name of Company	Nature of its Principal Business	Cost		Fair Value

Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	1,379,667		1,373,000

Fitness Quest, Inc.	Fitness Products Direct Marketer	3,846,358		8,658,041

Flight Options International, Inc.	Private Air Travel Services	5,562,500		32,500,000

Health Care Solutions, Inc.	Home Health Care Provider	2,299,000		2,328,401

The Holland Group, Inc.	Temporary Staffing	2,125,000		2,125,000

National Rehab Partners, Inc.	Rehabilitation Services	1,460,263		1,460,263

Pediatric Physicians Alliance, Inc.	Pediatric Physician Practice Management Group	3,439,448		3,464,348

Petroleum Partners, Inc.	Petroleum Distribution Maintenance Services	2,700,000		2,700,000

Prime Office Products, Inc.	Office Products Distributor	1,020,000		1,020,000

Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460		2,225,960

Waterlink, Inc.	Water and Waste-Water Management	—	(1)	—	(1)

	Total	$25,977,696		$57,855,013

(1)	We hold a warrant to purchase common stock with an exercise price in excess of the market price of the common stock at December 31, 2001.

      Our individually significant equity and mezzanine investments at December 31, 2001 are described below:

  Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. We also received a detachable capital stock purchase warrant exercisable for 5% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. On January 26, 2001, we funded a $169,667 12% promissory note from Disposable Products. In addition, through December 28, 2001 we funded additional 12% promissory notes of $210,000 from Disposable Products.

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

  Flight Options International, Inc. (Formerly Corporate Wings, Inc.)

      On December 23, 1997, we funded $2.1 million to invest with Brantley Venture Partners III, L.P. in a $6.0 million preferred stock issue for Flight Options International, Inc. Our investment consists of approximately 2,576,000 shares of Flight Options Series A 8% Convertible Preferred Stock at $0.8152 per share. Flight Options provides complete private air travel service through the sale of fractional interests in pre-owned jet aircraft. The proceeds of the transaction were used by Flight Options to continue to execute an acquisition strategy. We believe Flight Options is one of the top five providers of fractional interests in aircraft in the United States, a highly competitive industry and is dependent on the management talent and efforts of key personnel for its success. Flight Options is subject to certain regulations of the Federal Aviation Administration. We do not believe it is dependent on a single or small number of customers or possesses significant intellectual property.

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

      On December 21, 2001, Flight Options, Inc. and Raytheon Travel Air, a Wichita, Kansas-based unit of Raytheon Company, a Lexington, Mass. based defense contractor, agreed to combine operations into one fractional aircraft ownership program to be known as Flight Options. Under the terms of the transaction, Flight Options, Inc. will hold 50.1% ownership of the new business with Raytheon holding 49.9%.

      As a result of the transaction described above, our board of directors met to review the terms of the transaction including, among other things, a valuation review prepared by an investment banking firm working on the transaction. See “Determination of Net Asset Value.” Consistent with our valuation guidelines, the board used a private market method to value our investment in Flight Options, Inc. and approved an increase in the value of our investment in Flight Options, Inc. to $32,500,000 from its September 30, 2001 valuation of $17,779,379, resulting in a $14,720,621 or $3.86 per share unrealized gain reported in the fourth quarter of 2001. At December 31, 2001, the financial statement value of our investment in Flight Options represented an increase of more than 484% from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

      In addition to the above Series C 8% Convertible Preferred Stock, we funded $500,000 and $299,000 12% Convertible Subordinated Notes from Health Care Solutions in 2000. As part of this transaction, we received a warrant to purchase up to $50,000 of Health Care Solutions common stock at an exercise price equal to the lower of the price determined by an initial public offering or $7.50 per share. On March 7, 2001, we agreed to exchange the $500,000 Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock.

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

  National Rehab Partners, Inc.

      On August 10, 1999, we funded $1.4 million of a $1.5 million commitment to invest with Brantley Partners IV, L.P. and a third party equity group in a $12.0 million preferred stock issue for National Rehab Partners, Inc. Pursuant to this commitment, we purchased 2.2 million shares of Class A 8% Convertible Preferred Stock. The proceeds of this transaction were used to complete the acquisition of a group of rehabilitation management service providers. The remainder of the commitment will be funded upon the successful closing of additional acquisitions. National Rehab Partners is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. National Rehab Partners is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services.

      On January 10, 2001, we funded a $26,126 10% promissory note from National Rehab Partners. On June 13, 2001, the $26,126 note and the related accrued interest were cancelled and replaced with a $27,228 10% promissory note.

  Pediatric Physicians Alliance, Inc.

      On January 28, 1999, we funded a $3.2 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.9 million preferred stock issue for Pediatric Physicians Alliance, Inc. Pursuant to our commitment, we purchased 793,000 shares of Class A-2 10% Convertible Preferred Stock. Pediatric Physicians Alliance is a physician practice management company that develops integrated pediatric networks of care. Their objective is to develop the leading physician-based integrated pediatric organization in the United States. Pediatric Physicians Alliance is dependent on the management talent and effort of key personnel for its success in this highly competitive industry. We do not believe it is dependent on a single or small number of customers, possesses significant intellectual property or that it is subject to significant regulations. The proceeds of the transaction were used to complete the acquisition of a number of physician practices.

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

  Small-Capitalization Public Equity Investments

      The following is a list of the small-capitalization public companies in which we had an investment at December 31, 2001 and the cost and market value of such securities at December 31, 2001.

		Market
Name of Company	Cost	Value

Avocent Corp.	$449,943	$396,657
Catalyst Semiconductor, Inc.	305,654	232,680
Ditech Communications Corp.	426,304	246,820
International Total Services, Inc.	68,410	4,431
NCO Group, Inc.	397,696	269,075
Regeneration Technology, Inc.	392,523	339,327
Rent-A-Center, Inc.	256,671	312,201
Verity, Inc.	456,330	432,743
WMS Industries, Inc.	192,279	222,160

Totals	$2,945,810	$2,456,094

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31,

	2001	2000

ASSETS
Investments, at market	$60,311,107	$41,462,305
Cash and cash equivalents	5,369,345	8,882,432
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	3,493,059	2,103,811
Other assets	360,158	22,950

Total Assets	$75,533,669	$58,471,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$6,000,000	$6,000,000
Payable for investments purchased	200,000	—
Advisory fee payable	487,931	383,976
Accrued professional fees	53,163	68,370
Distributions payable	736,455	—
Other liabilities	49,806	76,133

Total Liabilities	$7,527,355	$6,528,479

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at December 31, 2001 and 2000, respectively	$38,105	$38,105
Additional paid in capital	37,484,895	37,484,895
Retained earnings	30,483,314	14,420,019

Total Stockholders’ Equity	68,006,314	51,943,019

Total Liabilities and Stockholders’ Equity	$75,533,669	$58,471,498

Net Asset Value Per Share	$17.85	$13.63

The accompanying notes to the financial statements are an integral part of these balance sheets.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2001	2000	1999

Investment Income:
Interest	$471,404	$1,240,683	$1,546,395
Dividends	1,110,433	1,011,814	770,705

Total investment income	1,581,837	2,252,497	2,317,100

Operating Expenses:
Advisory fees	1,631,885	1,546,093	1,436,345
Administration fees	74,795	75,001	75,000
Professional fees	309,759	191,002	144,514
Interest expense	434,958	4,750	—
Other	338,116	290,569	341,664

Total expenses	2,789,513	2,107,415	1,997,523

Investment income(loss), net	(1,207,676)	145,082	319,577

Net Realized and Unrealized Gains on Investments:
Net realized gain on investments	1,155,843	1,564,206	2,106,117
Net unrealized appreciation on investments	16,851,583	170,027	1,825,960

Net realized and unrealized gain on investment transactions	18,007,426	1,734,233	3,932,077

Net increase in net assets resulting from operations	$16,799,750	$1,879,315	$4,251,654

Net increase in net assets resulting from operations per share, primary and fully diluted	$4.41	$0.49	$1.11

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2001	2000	1999

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations:	$16,799,750	$1,879,315	$4,251,654
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized gain from investments	(1,155,843)	(1,564,206)	(2,106,117)
Net unrealized gain on investments	(16,851,583)	(170,027)	(1,825,960)
Changes in assets and liabilities:
Dividend and interest receivable	(1,389,248)	(868,349)	(801,588)
Other assets	(337,208)	103,843	10,319
Advisory fee payable	103,955	18,092	4,731
Accrued professional fees	(15,207)	(17,350)	33,901
Distributions payable	—	(1,752,847)	—
Other liabilities	(26,327)	(26,191)	1,958

Net cash used for operating activities	(2,871,711)	(2,398,380)	(431,102)

Cash Flows from Investing Activities:
Purchases of investment securities	(5,871,814)	(18,013,911)	(15,837,437)
Sales/ Maturities of investment securities	3,941,883	12,552,541	12,426,225
Purchases of short-term investments	(513,664,214)	(3,707,778,089)	(4,566,012,157)
Sales/ Maturities of short-term investments	514,952,769	3,707,769,863	4,566,008,131

Net cash used for investing activities	(641,376)	(5,469,596)	(3,415,238)

Cash Flows from Financing Activities:
Note Payable	—	6,000,000	—
Distributions	—	(2,376,631)	—

Net cash provided by financing activities	—	3,623,369	—

Net change in cash and cash equivalents for the year	(3,513,087)	(4,244,607)	(3,846,340)
Cash, cash equivalents and restricted cash, beginning of year	14,882,432	19,127,039	22,973,379

Cash, cash equivalents and restricted cash, end of the year	$11,369,345	$14,882,432	$19,127,039

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity

Balance at December 31, 1998	$38,105	$37,505,433	$12,397,990	$49,941,528

Net increase (decrease) in net assets from operations	—	—	4,251,654	4,251,654
Distributions from:
Net investment income	—	—	(495,370)	(495,370)
Realized gains	—	—	(1,257,477)	(1,257,477)

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase (decrease) in net assets from operations	—	—	1,879,315	1,879,315
Distributions from:
Net investment income	—	(20,538)	(112,831)	(133,369)
Realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase (decrease) in net assets from operations	—	—	16,799,750	16,799,750
Distributions from realized gains	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

      Brantley Capital Corporation (the “Company”), a Maryland corporation, is a non-diversified investment company which has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “Act”). The Company was organized on August 1, 1996 and commenced operations on December 3, 1996. The Company’s principal investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends, and fees paid by its portfolio companies. To achieve this objective, the Company provides equity and long-term debt financing to small and medium-sized companies in a variety of industries throughout the United States.

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

      The Company continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Company periodically evaluates potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving its portfolio companies. These transactions and activities are generally not disclosed to the Company’s shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment which is also generally not adjusted until the transaction is publicly announced or completed.

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

  A. Security Valuation

      Privately placed securities are carried at fair value as determined in good faith by or under the direction of the Board of Directors. Generally, the fair value of each security will initially be based primarily upon its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in the general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost valuation. Proceeds from disposition of securities could differ significantly from their estimated fair value.

NOTES TO THE FINANCIAL STATEMENTS — Continued

      Portfolio investments listed on an exchange or traded on the Nasdaq National Market are valued at the closing price listed on their respective exchange or system on the date of valuation. Securities traded in the over-the-counter market will be valued on the average of the closing bid and asked prices on the day of valuation.

  B. Repurchase Agreements

      The Company may invest in repurchase agreements with institutions, which Brantley Capital Management, L.L.C. (the “Investment Adviser”) has determined are creditworthy. Each repurchase agreement is recorded at cost. The Company requires that the securities purchased in a repurchase agreement be transferred to the Company’s custodian in a manner which will enable the Company to obtain those securities in the event of counter-party default. The seller is required to maintain the value of the securities held at not less than the repurchase price, including interest.

  C. Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with minimal interest rate risk and original maturities of three months or less at acquisition date. The stated value of these instruments approximates fair market value due to their short-term nature. At December 31, 2001 and 2000, cash and cash equivalents consisted of the following:

	December 31,	December 31,
	2001	2000

Cash	$5,369,345	$152,253
United States Treasury Bill	—	8,730,179

Non-restricted Cash	$5,369,345	$8,882,432

Restricted Cash	$6,000,000	$6,000,000

      Pursuant to the note payable agreement (Note 11) the Company is obligated to maintain $6.0 million of cash under the direction of the lender.

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

NOTES TO THE FINANCIAL STATEMENTS — Continued

  H. Segments

      The Company operates as one segment as defined by Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

3. Investment Advisory Agreement

      The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with the Investment Adviser under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4. Investments

      At December 31, 2001 and 2000, the cost of investments for federal income tax purposes was the same for financial reporting purposes.

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

      At December 31, 2001 and 2000, the Company owed $487,931 and $383,976 respectively, to the Investment Adviser for management and advisory services.

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

7. Stockholders’ Equity

      The Company is authorized to issue 25,000,000 shares of Common Stock with a par value $0.01 per share. Shares totaling 3,660,535 were issued through the organization and initial public offering of the Company at a per share price of $10.00. On January 15, 1997, the underwriters of the initial offering of the Company’s shares exercised an option to purchase an additional 150,000 shares of Common Stock at $10 per share resulting in total shares outstanding of 3,810,535. The proceeds of the offerings were recorded net of offering costs.

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

NOTES TO THE FINANCIAL STATEMENTS — Continued

8. Stock Option Plans

      Concurrent with the initial public offering on December 3, 1996, the Company adopted the 1996 Stock Option Plan (the “Plan”), which authorizes the issuance of options to purchase up to 1,175,000 shares of Common Stock to officers and employees of the Company. Options to purchase 325,000, 175,000 and 350,000 shares of Common Stock of the Company (the “Option Shares”) were granted to the Company’s executive officers on December 3, 1996, May 18, 1999 and February 23, 2000, respectively. These options are exercisable as to one-third of the Option Shares on the first anniversary of the option grant, as to an additional one-third of the Option Shares on the second anniversary of the option grant and as to the remaining one-third of the Option Shares on the third anniversary of the option grant. Options granted under the Plan are exercisable at a price not less than the greater of (i) the current market value on the date of option grant and (ii) the current net asset value of the shares of Common Stock on the date of the option grant. No option may be exercised more than 10 years after the date on which it is granted. The exercise price of the granted options is $10.00, $12.77 and $13.42, respectively.

      In addition, the Company has adopted a stock option plan relating to 75,000 shares of Common Stock to be granted to the disinterested directors of the Company (the “Director’s Plan”). Upon receipt of an order from the Securities and Exchange Commission approving such a plan as fair and reasonable and not overreaching of the Company or its stockholders, options to purchase 22,000, 10,000 and 12,000 shares of Common Stock were granted to the disinterested directors on May 18, 1999, June 13, 2000 and June 15, 2001 respectively. These options are exercisable on the first anniversary of the option grant or (ii) the current net asset value of the shares of Common Stock on the date of the option grant. No options may be exercised more than 10 years after the date on which it is granted. The exercise price of the granted options is $12.77, 13.96 and 13.67 respectively.

      In order to facilitate the purchase of shares under the Plan or Director’s Plan, the Company may make arms’-length loans to each plan’s participants, under the terms required by Section 57 (j)(2) of the Investment Company Act of 1940. No loans were outstanding as of December 31, 2001.

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (“the Statement”). The Statement encourages companies to recognize expense for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to adopt the disclosure only provisions of SFAS No. 123 and continue the existing accounting method and to not adopt the fair value method. Management has assessed the impact of this pro forma disclosure requirement and determined that it is not material to the operations of the Company in 2001 and 2000. Management used the Black Scholes model to perform this assessment. Key assumptions included an estimated volatility of .283, expected option life of 5 years, an expected dividend yield of 4.38 and a risk free interest rate of 4.95%.

NOTES TO THE FINANCIAL STATEMENTS — Continued

9. Financial Highlights

	Year ended December 31,

	2001	2000

Net Asset Value, Beginning of year	$13.63	$13.76
Income from investment operations:
Net Investment Income/(Loss)	(0.32)	0.04
Net Realized and Unrealized Gain on Investments	4.73	0.45

Total from investment operations:	4.41	0.49

Less Distributions:
Distributions from net investment income	—	(0.03)
Distributions from net realized gains	(0.19)	(0.59)

Total distributions	(0.19)	(0.62)

Net Asset Value, end of year	$17.85	$13.63

Market Value, end of year	$10.890	$8.625

Total Return, at Market Value	28.55%	15.61%
Total Return, at NAV	30.96%	5.78%

NOTES TO THE FINANCIAL STATEMENTS — Continued

10. Schedule of Investments

	December 31, 2001

Name of Issuer and Title of Issue	Shares/Par	Value

Avionics
Flight Options International, Inc. *#	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt #	1,379,667	1,373,000
The Holland Group, Inc. #	282,530	2,125,000
International Total Services, Inc.	104,250	4,431
NCO Group, Inc.	11,750	269,075
Prime Office Products, Inc. #	510,000	1,020,000
Rent-A-Center, Inc.	9,300	312,201
Verity, Inc.	21,370	432,743

		5,536,450

Drugs & Health Care
Health Care Solutions, Inc. Subordinated Debt with Warrants #	2,427,572	2,328,401
National Rehabilitation Partners, Inc. #	2,245,603	1,460,263
Pediatric Physicians Alliance, Inc. *#	793,000	3,172,000
Pediatric Physicians Alliance, Inc. Subordinated Debt/Warrants #	297,448	292,348
Regeneration Technology, Inc.	33,300	339,327

		7,592,339

Electronics
Catalyst Semiconductor, Inc.	83,100	232,680

Miscellaneous
Avocent Corp.	16,357	$396,657
Value Creation Partners, Inc. #	304,989	2,225,960
Waterlink, Inc. (Warrants)	53,550	—
WMS Industries, Inc.	11,108	222,160

		2,844,777

Oil
Petroleum Partners, Inc.	850,000	1,450,000
Petroleum Partners, Inc., Subordinated Debt with Warrants	1,328,125	1,250,000

	2,178,125	2,700,000

Telecommunications
Ditech Communications Corp.	41,000	246,820

Retail Trade
Fitness Quest, Inc.*	1,468,602	7,408,892
Fitness Quest, Inc., Subordinated Debt with Warrants	181,172	1,249,149

		8,658,041

Total Investments—(Cost $28,923,506)		$60,311,107

All investments are U.S. companies

*	Represents 5% or more of total stockholders’ equity

#	Represents privately held securities

NOTES TO THE FINANCIAL STATEMENTS — Continued

11. Debt

      The note payable to bank at December 31, 2001 was a secured note with interest payable at the bank’s prime rate, 4.75% at December 31, 2001. Under the terms of the note agreement, the Bank may request repayment on demand. Interest is paid monthly. Interest paid for the year’s ending December 31, 2001 and 2000 was approximately $440,000 and $0.00.

12. Commitments and Contingencies

      The Company has an investment in Flight Options, Inc., an aviation company providing complete private air travel service through the sale of fractional interests in pre-owned jet aircraft. The Company guaranteed a portion of Flight Options, Inc. third-party borrowings. Management believes, based on current facts and circumstances and Flight Options, Inc.’s financial position, that the likelihood of a payment pursuant to such guarantee is remote.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Brantley Capital Corporation:

      We have audited the accompanying balance sheets of Brantley Capital Corporation (a Maryland corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio

March 7, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On January 31, 2000, Brantley Capital Corporation (the “Company”) dismissed Ernst & Young LLP (“E&Y”) as its independent auditors. E&Y’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Audit Committee of the Company’s Board of Directors based upon a review of fee proposals for the upcoming fiscal year and the Company’s Board of Directors.

      During the Company’s two most recent fiscal years and any subsequent interim period preceding the dismissal of E&Y, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y, would have caused them to make reference to the subject matter of such disagreements in connection with their reports.

      During the Company’s two most recent fiscal years and any subsequent interim period preceding E&Y’s dismissal:

(1)	E&Y did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements did not exist;

(2)	E&Y did not advise the Company that information had come to E&Y’s attention that let them to no longer be able to rely on management’s representations, or that made them unwilling to be associated with the financial statements prepared by management;

(3)	E&Y did not advise the Company of the need to expand significantly the scope of their audit, or that information had come to their attention during such period that, if further investigated, may (i) materially impact the fairness or reliability of previously issued financial statements and Reports of Independent Auditors, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause E&Y to be unwilling to rely on management’s representations or be associated with the Company’s financial statements; and

(4)	E&Y did not advise the Company that information had come to their attention that they had concluded materially impacted the fairness or reliability of previously issued financial statements and Reports of Independent Auditors, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

      The Company engaged Arthur Andersen LLP (“AA”) to act as its independent auditors, effective January 12, 2000. During the Company’s two most recent fiscal years and any subsequent interim period prior to engaging AA, the Company did not consult AA regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and AA did not provide either a written report or oral advice to the Company that AA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event, each as defined in Item 304 of Regulation S-K. However, AA did provide due diligence services in connection with proposed and/or consummated investment transactions by the Company and its affiliates.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the caption “ELECTION OF DIRECTORS’ in the Company’s definitive Proxy Statement, to be filed within 120 days, for its Annual Meeting of Stockholders filed pursuant to

Regulation 14A under the Securities Exchange Act of 1934 )the “2002 Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth under the caption “EXECUTIVE COMPENSATION” in the 2002 Proxy Statement to be filed within 120 days is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “ELECTION OF DIRECTORS” in the 2002 Proxy Statement to be filed within 120 days is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Company will pay to the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 2001, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $487,931. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director, and Michael J. Finn, President and a director of the Company, are officers and managers of the Investment Adviser, and together own 100% of the Investment Adviser.

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

      The Company is an investor in Disposable Products Company, LLC (“DPC”), as discussed in the Company’s Management, Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K. Grand River Industries, Ltd. (“Grand River”) owns 85% of DPC. Grand River is a limited liability company that is 100% owned by Objective Industrial Investments Partners, L.P. (“Objective”). Robert P. Pinkas, Chairman and Chief Executive Officer of the Company, is a managing member in Objective. Mr. Pinkas, as a result of this investment commitment in Objective, owns 20% of Grand River.

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
Balance Sheets — December 31, 2001 and December 31, 2000
Statements of Operations — For the years ended December 31, 2001, 2000 and 1999
Statements of Cash Flows — For the years ended December 31, 2001, 2000 and 1999
Statements of Stockholders’ Equity — For the years ended December 31, 2001, 2000 and 1999
Notes to the Financial Statements
Report of Independent Public Accountants

2.	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3.	Exhibits — Reference is made to the Exhibit Index which is found on page 43 of this Form 10-K.

(b)	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

(c)	Exhibits — Reference is made to the Exhibit Index which is found on page 43 of this Form 10-K.

(d)	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

By:	/s/ ROBERT P. PINKAS

Title:	Robert P. Pinkas,

Chairman of the Board,
Chief Executive Officer
and Treasurer

Date: April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	April 1, 2002

/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	April 1, 2002
/s/ MICHAEL J. FINN Michael J. Finn	President and Director	April 1, 2002
/s/ L. PATRICK BALES L. Patrick Bales	Director	April 1, 2002
/s/ BENJAMIN F. BRYAN Benjamin F. Bryan	Director	April 1, 2002
/s/ PETER SALTZ Peter Saltz	Director	April 1, 2002
/s/ JAMES P. OLIVER James P. Oliver	Director	April 1, 2002
/s/ JAMES M. SMITH James M. Smith	Director	April 1, 2002
/s/ PHILLIP GOLDSTEIN Phillip Goldstein	Director	April 1, 2002

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

Exhibit 23	Consent of Experts and Counsel
	(1)	Consent of Arthur Andersen LLP

Exhibit 99	Additional Exhibits
	(1)	Form 8-K dated Jaunary 19, 2000 (incorporated by reference into Part II of this Form 10-K)
	(2)	Representation Letter regarding Arthur Andersen LLP