Form 10-Q
period 2002-03-31
BRANTLEY CAPITAL CORP
filed 2002-05-15
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

      The number of shares of common stock, $.01 par value, outstanding as of March 31, 2002 was 3,810,535.

PART I.      FINANCIAL INFORMATION

Item 1. Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS
Investments, at market	$64,733,175	$60,311,107
Cash and cash equivalents	—	5,369,345
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	3,949,633	3,493,059
Other assets	357,969	360,158

Total Assets	$75,040,777	$75,533,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$6,000,000	$6,000,000
Payable for investments purchased	—	200,000
Advisory fee payable	591,124	487,931
Accrued professional fees	121,819	53,163
Distributions payable	—	736,455
Other liabilities	307,512	49,806

Total Liabilities	7,020,455	7,527,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	38,105	38,105
Additional paid in capital	37,484,895	37,484,895
Retained earnings	30,497,322	30,483,314

Total Stockholders’ Equity	68,020,322	68,006,314

Total Liabilities and Stockholders’ Equity	$75,040,777	$75,533,669

Net Asset Value Per Share	$17.85	$17.85

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	March 31,	March 31,
	2002	2001

Investment Income:
Interest	$182,639	$168,505
Dividends	295,301	271,458

Total investment income	477,940	439,963

Operating Expenses:
Advisory fees	488,124	351,571
Administration fees	18,493	18,288
Professional fees	45,616	99,110
Interest expense	154,076	135,081
Other	49,927	147,668

Total operating expenses	756,236	751,718
Investment Income (Loss), net	(278,296)	(311,755)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) on investments	(441,234)	407,096
Net unrealized gains on investments	733,538	68,518

Net realized and unrealized gains on investment transactions	292,304	475,614

Net increase in net assets resulting from operations	$14,008	$163,859

Net increase in net assets from operations per share, primary and fully diluted	$0.00	$0.04

Weighted average number of shares outstanding, primary and fully diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335
Net increase in net assets from operations	—	—	1,879,315	1,879,315
Distributions from:
Net investment income	—	(20,538)	(112,831)	(133,369)
Net realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations	—	—	16,799,750	16,799,750
Distributions from:
Net investment income	—	—	—	—
Net realized gains	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net increase in net assets from operations	—	—	14,008	14,008

Balance at March 31, 2002	$38,105	$37,484,895	$30,497,322	$68,020,322

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2002	2001

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$14,008	$163,859
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized (gains) losses from investments	441,234	407,096)
Net unrealized gains on investments	(733,538)	(68,518)
Changes in assets and liabilities:
Dividend and interest receivable	(456,574)	(297,710)
Other assets	2,189	2,189
Advisory fee payable	103,193	(19,812)
Accrued professional fees	68,656	(49,758)
Dividends payable	(736,455)	—
Other liabilities	57,706	192,546

Net cash used for operating activities	(1,239,581)	(484,300)

Cash Flows from Investing Activities:
Purchases of investment securities	(5,945,482)	(722,225)
Sales/Maturities of investment securities	1,815,718	1,123,297
Purchases of short-term investments	—	(514,416,928)
Sales/Maturities of short-term investments	—	514,416,321

Net cash used for investing activities	(4,129,764)	400,465

Net change in cash and cash equivalents for the period	(5,369,345)	(83,835)
Cash, cash equivalents and restricted cash, beginning of period	11,369,345	14,882,432

Cash, cash equivalents and restricted cash, end of the period	$6,000,000	$14,798,597

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	Significant Accounting Policies

The interim financial statements have been prepared by Brantley Capital Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 2001 Annual Report filed on Form 10-K dated December 31, 2001.

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2002, the results of its operations for the quarter ended March 31, 2002, and its cash flows for the quarter ended March 31, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

As of March 31, 2002 and December 31, 2001, the identified costs of investments, cash, cash equivalents and restricted cash were $38,591,708 and $40,292,851, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Cash	$—	$5,369,345

Non-restricted Cash	$—	$5,369,345

Restricted Cash	$6,000,000	$6,000,000

3.	Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the quarter ended March 31, 2002, the Investment Adviser earned $488,124 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser.

BRANTLEY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4.	Financial Highlights

	For the quarter		For the quarter
	ended		ended
	March 31, 2002		March 31, 2001

Net Asset Value, Beginning of the Period	$17.85		$13.63

Income from investment operations:
Net investment income/(loss)	(0.07)		(0.08)
Net realized and unrealized gain on investments	0.07		0.12

Total from investment operations	0.00		0.04

Net Asset Value, End of Period	$17.85		$13.67

Market Value, End of Period	$10.34		$8.00

Total return, at Market Value	(5.05	)%(1)	(7.25	)%(1)

Total return, at Net Asset Value	0.00	%(1)	0.29	%(1)

(1)	Not annualized

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

      We account for our operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of our financial performance is captioned “Net change in net assets resulting from operations,” which is the sum of two elements. The first element is “Investment income (loss), net,” which is the difference between (1) our income from interest, dividends and fees, and (2) our operating expenses. The second element is “Net gain (loss) on investment transactions,” which is the sum of (1) the difference between the proceeds received from our dispositions of portfolio securities and their stated cost (“Net realized gain (loss) on investments”), and (2) the net change in the fair value of our investment portfolio (“Net unrealized gain (loss) on investments”). “Net realized gain (loss) on investments” and “Net unrealized gain (loss) on investments” are directly related. For example, in the period during which a security is sold to realize a gain, net unrealized gain on investments decreases, and net realized gain on investments increases.

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

Results of Operations

     Dividend and Interest Income

      Dividend and interest income on investments for the three months ended March 31, 2002 and 2001 was $477,940 and $439,963, respectively. The increase in interest and dividend income during the three months ended March 31, 2002 was primarily due to the ongoing increase in the private equity and mezzanine portfolio which generates dividend and interest income.

     Operating Expenses

      Total operating expenses during the three months ended March 31, 2002 and 2001 were $756,236 and $751,718, respectively. The significant component of total operating expenses was advisory fees of $488,124 and $351,571 earned by our investment adviser during the three months ended March 31, 2002 and 2001, respectively.

Net Realized and Unrealized Gains on Investment Transactions

      During the three months ended March 31, 2002 and 2001, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $292,304 and $475,614, respectively. At March 31, 2002, and 2001, we had investments in twelve and ten privately-held companies, respectively, as well as in various small-capitalization public stocks which are subject to general stock market and business conditions. The unrealized gains during such periods were significantly influenced by general stock market and business conditions.

Financial Condition, Liquidity and Capital Resources

      At March 31, 2002 and December 31, 2001, we had $0 and $5,369,345, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of our lender and is not readily available to fund investments or pay operating expenses. Our management believes that proceeds from our investments will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments. However, in order to execute our mezzanine investment plan, we will continue to seek opportunities to raise additional capital.

      At March 31, 2002 and December 31, 2001, we had stockholders’ equity of $68,020,322 and $68,006,314, respectively, resulting in a net asset value per share of $17.85. At March 31, 2002, we had $6,000,000 of outstanding indebtedness. For the three months ended March 31, 2002, the weighted average interest rate on this indebtedness was 4.75%.

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

      At March 31, 2002 and December 31, 2001, the aggregate cost of the investments we made to date was $32.6 million and $28.9 million, respectively, and their aggregate market value was $64.7 million and $60.3 million, respectively, for an aggregate fair value appreciation of 99% and 109%, respectively. Our management believes that our portfolio companies have significant potential for long-term growth in sales and earnings.

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

     Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at March 31, 2002.

Name of Company	Nature of its Principal Business	Cost	Fair Value

Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	1,779,667	1,773,000
Fitness Quest, Inc.	Fitness Products Direct Marketer	3,846,358	8,658,041
Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000
Health Care Solutions, Inc.	Home Health Care Provider	3,549,000	3,578,401
The Holland Group, Inc.	Temporary Staffing	2,175,000	2,175,000
National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513
Pediatric Physicians Alliance, Inc.	Pediatric Physician Practice Management Group	3,439,448	3,464,348
Petroleum Partners, Inc.	Petroleum Distribution Maintenance Services	3,325,000	3,325,000
Streamline Foods, Inc.	Food Processing and Distribution Services	795,000	795,000
Prime Office Products, Inc.	Office Products Distributor	1,420,000	1,420,000
Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960
Waterlink, Inc.(1)	Water and Waste-Water Management	—	—

	Total	$29,518,946	$61,396,263

(1)	We hold a warrant to purchase common stock with an exercise price in excess of the market price of the common stock at March 31, 2002.

      Our individually significant equity and mezzanine investments at March 31, 2002 are described below:

     Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. We also received a detachable capital stock purchase warrant exercisable for 5% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. On January 26, 2001, we funded a $169,667 12% promissory note from Disposable Products. In addition, through March 31, 2002 we funded additional 12% promissory notes of $610,000 from Disposable Products.

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

      On December 21, 2001, Flight Options, Inc. and Raytheon Travel Air, a Wichita, Kansas-based unit of Raytheon Company, a Lexington, Mass. based defense contractor, agreed to combine operations into one fractional aircraft ownership program to be known as Flight Options. Under the terms of the transaction, Flight Options, Inc. will hold 50.1% ownership of the new business with Raytheon holding 49.9%. The transaction was completed during the quarter ended March 31, 2002.

      As a result of the transaction described above, our board of directors met to review the terms of the transaction including, among other things, a valuation review prepared by an investment banking firm working on the transaction. See “Determination of Net Asset Value.” Consistent with our valuation guidelines, the board used a private market method to value our investment in Flight Options, Inc. and approved an increase in the value of our investment in Flight Options, Inc. to $32,500,000 from its September 30, 2001 valuation of $17,779,379, resulting in a $14,720,621 or $3.86 per share unrealized gain reported in the fourth quarter of 2001. At March 31, 2002, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

      In addition to the above Series C 8% Convertible Preferred Stock, we funded $500,000 and $299,000 12% Convertible Subordinated Notes from Health Care Solutions in 2000. As part of this transaction, we received a warrant to purchase up to $50,000 of Health Care Solutions common stock at an exercise price equal to the lower of the price determined by an initial public offering or $7.50 per share. On March 7, 2001, we agreed to exchange the $500,000 Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock. On January 29, 2002, we funded a $1,250,000 12% Convertible Subordinated Note from Health Care Solutions.

     The Holland Group, Inc.

      On July 13, 2000, we funded a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $8.5 million preferred stock issue of The Holland Group, Inc. The Holland Group is a provider of temporary staffing and human resource management services that currently operates 35 branches in five states. In this transaction, we purchased 282,530 shares of The Holland Group’s Series A 8% Convertible Preferred Stock. In February 2002 we purchased a $50,000 12% convertible subordinated note from The Holland Group.

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

      In addition to the above investment, we funded $625,000 of 10% Convertible Subordinated Notes during the three months ended March 31, 2002. The proceeds of the notes were used for operating purposes.

Prime Office Products, Inc. (Formerly Business Essentials, Inc.)

      On April 22, 1999, we entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Prime Office Products, Inc. Pursuant to our commitment, we purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share. Prime Office Products is an office products marketing and distribution company based in Nashville, Tennessee. The first part of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remainder of the commitment will be funded upon the closing of additional acquisitions. On January 8, 2002, we purchased an additional 200,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share.

     Streamline Foods, Inc.

      On February 7, 2002 we funded a $795,000 commitment to invest with Brantley Partners IV, L.P. in a $7,950,000 preferred stock and subordinated debt issue for Streamline Foods, Inc. Pursuant to our commitment we purchased approximately 898,000 shares of Series A 8% Convertible Preferred Stock at $0.78 per share and a $95,000 13% Convertible Subordinated Note with warrants to purchase 27,500 shares of common stock. The proceeds were used by Streamline Foods for a buy-out of the Company from its previous owner. Streamline Foods, Inc. sources, blends, packages and distributes high sugar content food products for branded multi-national food companies and private label manufacturers.

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

Small-Capitalization Public Equity Investments

      The following is a list of the small-capitalization public companies in which we had an investment at March 31, 2002 and the cost and market value of such securities at March 31, 2002.

		Market
Name of Company	Cost	Value

Buca, Inc.	$347,236	$417,910
ICU Medical Industries	363,245	409,500
International Total Services, Inc.	68,409	5,213
KV Pharmaceutical, Inc.	348,487	378,300
NCO Group, Inc.	397,150	326,180
Rent-A-Center, Inc.	256,671	475,137
Renaissasnce Learning, Inc.	354,250	425,100
Regeneration Technologies, Inc.	214,450	132,675
Triad Guaranty, Inc.	352,648	391,230
Trendwest Resorts, Inc.	370,216	375,667

Totals	$3,072,762	$3,336,912

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

b. Reports on Form 8-K

      During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: May 15, 2002	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: May 15, 2002	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

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