Form 10-Q/A
period 2002-03-31
BRANTLEY CAPITAL CORP
filed 2002-07-30
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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
Incorporation or Organization)

3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122

(Address of principal executive offices including zip code)

(216) 464-8400

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

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2002	2001

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$14,008	$163,859
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized (gains) losses from investments	441,234	(407,096)
Net unrealized gains on investments	(733,538)	(68,518)
Changes in assets and liabilities:
Dividend and interest receivable	(456,574)	(297,710)
Other assets	2,189	2,189
Advisory fee payable	103,193	(19,812)
Accrued professional fees	68,656	(49,758)
Dividends payable	(736,455)	—
Other liabilities	57,706	192,546

Net cash used for operating activities	(1,239,581)	(484,300)

Cash Flows from Investing Activities:
Purchases of investment securities	(5,945,482)	(722,225)
Sales/Maturities of investment securities	1,815,718	1,123,297
Purchases of short-term investments	—	(514,416,928)
Sales/Maturities of short-term investments	—	514,416,321

Net cash used for investing activities	(4,129,764)	400,465

Net change in cash and cash equivalents for the period	(5,369,345)	(83,835)
Cash, cash equivalents and restricted cash, beginning of period	11,369,345	14,882,432

Cash, cash equivalents and restricted cash, end of the period	$6,000,000	$14,798,597

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	Significant Accounting Policies

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

BRANTLEY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4.	Financial Highlights

	For the quarter		For the quarter
	ended		ended
	March 31, 2002		March 31, 2001

Net Asset Value, Beginning of the Period	$17.85		$13.63

Income from investment operations:
Net investment income/(loss)	(0.07)		(0.08)
Net realized and unrealized gain on investments	0.07		0.12

Total from investment operations	0.00		0.04

Net Asset Value, End of Period	$17.85		$13.67

Market Value, End of Period	$10.34		$8.00

Total return, at Market Value	(5.05	)%(1)	(7.25	)%(1)

Total return, at Net Asset Value	0.00	%(1)	0.29	%(1)

Total Expenses/Average net assets	1.11	%(1)	1.28	%(1)

Net Investment Income/Average net assets	(0.41	)%(1)	(0.53	)%(1)

(1)	Not annualized

5. Schedule of Investments

	March 31, 2002

Name of Issuer and Title of Issue	Shares/Par	Value

Avionics
Flight Options International, Inc. Preferred Stock *#	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt #	1,779,667	1,773,000
The Holland Group, Inc. Preferred Stock #	282,530	2,125,000
The Holland Group, Inc. Subordinated Note #	50,000	50,000
International Total Services, Inc. Common Stock	104,250	5,213
NCO Group, Inc. Common Stock	11,750	326,180
Prime Office Products, Inc. Preferred Stock #	710,000	1,420,000
Rent-A-Center, Inc. Common Stock	9,300	475,137

		6,174,530

Drugs & Health Care
Health Care Solutions, Inc. Subordinated Debt with Warrants *#	3,549,000	3,578,401
ICU Medical Industries Common Stock	11,250	409,500
KV Pharmaceutical, Inc. Common Stock	13,000	378,300
National Rehabilitation Partners, Inc. Preferred Stock #	2,218,375	1,455,387
National Rehab Partners, Inc. Subordinated Note #	26,126	26,126
Pediatric Physicians Alliance, Inc. Preferred Stock #	793,000	3,172,000
Pediatric Physicians Alliance, Inc. Subordinated Debt/Warrants #	297,448	292,348
Regeneration Technology, Inc. Common Stock	18,300	132,675

		9,444,737

BRANTLEY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	March 31, 2002

Name of Issuer and Title of Issue	Shares/Par	Value

Miscellaneous
Buca, Inc. Common Stock	23,000	$417,910
Renaissance Learning, Inc.	13,000	425,100
Streamline Foods, Inc. Preferred Stock #	898,568	700,000
Streamline Foods, Inc. Subordinated Debt Warrants #	95,000	95,000
Trend West Resorts, Inc. Common Stock	15,000	375,667
Triad Guaranty, Inc. Common Stock	9,000	391,230
Value Creation Partners, Inc. Preferred Stock #	304,989	2,225,960
Waterlink, Inc. (Warrants)	53,550	—

		4,630,867

Oil
Petroleum Partners, Inc. Preferred Stock #	850,000	1,450,000
Petroleum Partners, Inc., Subordinated Debt with Warrants #	1,875,000	1,875,000

		3,325,000

Retail Trade
Fitness Quest, Inc. Preferred Stock *#	1,468,602	7,408,892
Fitness Quest, Inc., Subordinated Debt with Warrants #	181,172	1,249,149

		8,658,041

Total Investments—(Cost $32,591,708)		$64,733,175

All investments are U.S. companies

*	Represents 5% or more of total stockholders’ equity

#	Represents privately held securities

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

		Market
Name of Company	Cost	Value

Buca, Inc.	$347,236	$417,910
ICU Medical Industries	363,245	409,500
International Total Services, Inc.	68,409	5,213
KV Pharmaceutical, Inc.	348,487	378,300
NCO Group, Inc.	397,150	326,180
Rent-A-Center, Inc.	256,671	475,137
Renaissance Learning, Inc.	354,250	425,100
Regeneration Technologies, Inc.	214,450	132,675
Triad Guaranty, Inc.	352,648	391,230
Trendwest Resorts, Inc.	370,216	375,667

Totals	$3,072,762	$3,336,912

Impact of Inflation

      We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

Recent Developments

      On June 4, 2000 the Company announced that it had received board approval to pursue a preliminary plan to raise capital for the purpose of expanding its origination of mezzanine investments. As part of the plan, we intend to initiate a rights offering to stockholders where each stockholder will receive a right to purchase one new share of the Company’s common stock for every three shares of common stock that a stockholder owns. The right would entitle the holder to purchase the share of common stock at a discount to the market price. Based on the current number of shares outstanding, the plan would increase the outstanding shares by up to 1.27 million shares. The subscription price and the record date for the distribution of the rights have not been determined. We anticipate that the rights will be transferable and will be admitted for trading on the Nasdaq National Market. There can be no assurance that a market for the rights will develop.

      In addition to the rights offering, we intend to apply for inclusion in the Small Business Investment Company program of the Small Business Administration (the “SBA”). If granted, we would be eligible for debt financing from the SBA at an amount up to two times the equity financing expected from the rights offering. We intend to file a registration statement with the Securities and Exchange Commission and an application with the SBA, which will be subject to review. There can be no assurance that we will be able to obtain a license to operate an SBIC or that we will be able to obtain leverage from the SBA.

      On June 11, 2002, the Company announced that it had selected KPMG LLP to replace Arthur Andersen LLP as the Company’s independent accountants. We will no longer engage Arthur Andersen LLP as its independent accountants effective upon completion of the December 31, 2001 audit and the March 31, 2002 quarterly review. The decision to change accountants was approved by our Audit Committee and Board of Directors and will be submitted for ratification by our stockholders.

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

b. Reports on Form 8-K

      On June 11, 2002, the Company filed a current report on Form 8-K disclosing a change in the Company’s independent accountants.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: July 29, 2002	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: July 29, 2002	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

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