Form 10-Q
period 2002-06-30
BRANTLEY CAPITAL CORP
filed 2002-08-14
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                      TO

Commission File Number: 000-21251

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

      The number of shares of common stock, $.01 par value, outstanding as of June 30, 2002 was 3,810,535.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS
Investments, at fair value	$62,453,733	$60,311,107
Cash and cash equivalents	1,021,221	5,369,345
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	4,420,616	3,493,059
Other assets	472,241	360,158

Total Assets	$74,367,811	$75,533,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$6,000,000	$6,000,000
Payable for investments purchased	—	200,000
Advisory fee payable	448,198	487,931
Accrued professional fees	101,427	53,163
Distributions payable	—	736,455
Other liabilities	53,449	49,806

Total Liabilities	6,603,074	7,527,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	38,105	38,105
Additional paid in capital	37,484,895	37,484,895
Retained earnings	30,241,737	30,483,314

Total Stockholders’ Equity	67,764,737	68,006,314

Total Liabilities and Stockholders’ Equity	$74,367,811	$75,533,669

Net Asset Value Per Share	$17.78	$17.85

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months	For the six months
	ended	ended
	June 30,	June 30,
	2002	2001

Investment Income:
Interest	$332,954	$293,138
Dividends	657,764	560,743

Total investment income	990,718	853,881

Operating Expenses:
Advisory fees	936,321	723,075
Administration fees	37,192	36,986
Professional fees	98,522	151,499
Interest expense	242,875	228,656
Other	125,243	168,459

Total operating expenses	1,440,153	1,308,675
Investment Loss, net	(449,435)	(454,794)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) on investments	(169,752)	433,135
Net unrealized gains on investments	377,610	3,507,585

Net realized and unrealized gains on investment transactions	207,858	3,940,720

Net increase (decrease) in net assets resulting from operations	$(241,577)	$3,485,926

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.07)	$0.92

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	June 30,	June 30,
	2002	2001

Investment Income:
Interest	$150,315	$124,633
Dividends	362,463	289,285

Total investment income	512,778	413,918

Operating Expenses:
Advisory fees	448,197	371,504
Administration fees	18,699	18,698
Professional fees	52,906	52,389
Interest expense	88,799	93,575
Other	75,316	20,791

Total operating expenses	683,917	556,957
Investment Loss, net	(171,139)	(143,039)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains on investments	271,482	26,039
Net unrealized gains (losses) on investments	(355,928)	3,439,067

Net realized and unrealized gains (losses) on investment transactions	(84,446)	3,465,106

Net increase (decrease) in net assets resulting from operations	$(255,585)	$3,322,067

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.07)	$0.88

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations	—	—	1,879,315	1,879,315
Distributions from:
Net investment income	—	(20,538)	(112,831)	(133,369)
Net realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations	—	—	16,799,750	16,799,750
Distributions from:
Net investment income	—	—	—	—
Net realized gains	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations	—	—	(241,577)	(241,577)

Balance at June 30, 2002	$38,105	$37,484,895	$30,241,737	$67,764,737

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months	For the six months
	ended June 30,	ended June 30,
	2002	2001

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$(241,577)	$3,485,926
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized (gains) losses from investments	169,752	(433,135)
Net unrealized gains on investments	(377,610)	(3,507,585)
Changes in assets and liabilities:
Dividend and interest receivable	(927,557)	(689,319)
Other assets	(112,083)	4,404
Payable for investments purchased	(200,000)	—
Advisory fee payable	(39,733)	(21,244)
Accrued professional fees	48,264	(54,862)
Dividends payable	(736,455)	—
Accrued interest	—	65,117
Other liabilities	3,643	(38,586)

Net cash used for operating activities	(2,413,356)	(1,189,284)

Cash Flows from Investing Activities:
Purchases of investment securities	(7,668,421)	(5,440,797)
Sales/ Maturities of investment securities	5,733,653	1,969,563
Purchases of short-term investments	—	(514,412,500)
Sales/ Maturities of short-term investments	—	514,416,813

Net cash used for investing activities	(1,934,768)	(3,466,921)

Net change in cash and cash equivalents for the period	(4,348,124)	(4,656,205)
Cash, cash equivalents and restricted cash, beginning of period	11,369,345	14,882,432

Cash, cash equivalents and restricted cash, end of the period	$7,021,221	$10,226,227

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	Significant Accounting Policies

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

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2002, the results of its operations for the quarter ended June 30, 2002, the results of its operations for the six months ended June 30, 2002, and its cash flows for the six months ended June 30, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

As of June 30, 2002 and December 31, 2001, the identified costs of investments, cash, and cash equivalents were $30,770,082 and $40,292,851, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Cash	$1,021,221	$5,369,345

Non-restricted Cash	$1,021,221	$5,369,345

Restricted Cash	$6,000,000	$6,000,000

3.	Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the three and six months ended June 30, 2002, the Investment Adviser earned $448,197 and $936,321 respectively under the Investment Advisory Agreement. Certain officers of the Company are also

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company. See Note 7, “Recent Developments”.

4.	Financial Highlights

	For the six		For the six
	months		months
	ended		ended
	June 30, 2002		June 30, 2001

Net Asset Value, Beginning of the Period	$17.85		$13.63

Income from investment operations:
Net investment loss	(0.12)		(0.12)
Net realized and unrealized gains on investments	0.05		1.04

Total from investment operations	(0.07)		0.92

Less Distributions:
Distributions from net investment income	—		—
Net Asset Value, End of Period	$17.78		$14.55

Market Value, End of Period	$9.50		$9.35

Total return, at Market Value	(12.76	)%(1)	8.41	%(1)

Total return, at Net Asset Value	27.09	%(1)	6.75	%(1)

Total Expenses/Average net assets	4.28	%(2)	5.07	%(2)

Net Investment Income/Average net assets	(1.34	)%(2)	(1.76	)%(2)

(1)	Not annualized

(2)	Annualized

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Schedule of Investments

	June 30, 2002

		Market
Name of Issuer and Title of Issue	Shares/Par	Value

Avionics
Flight Options International Inc. Preferred Stock *#@	3,342,060	32,500,001

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #@	2,054,667	2,048,008
The Holland Group, Inc. Preferred Stock #@	282,530	2,125,000
The Holland Group, Inc. Subordinated Note #@	50,000	50,000
International Total Services, Inc. Common Stock	104,250	3,128
NCO Group, Inc. Common Stock	3,675	80,042
Prime Office Products, Inc. Preferred Stock #@	710,000	1,420,000

		5,726,178

Drugs & Health Care
Health Care Solutions, Subordinated Debt with Warrants #@	2,577,572	3,549,000
KV Pharmaceutical, Inc. Common Stock	2,900	78,300
Merit Medical Services, Inc. Common Stock	5,100	105,213
National Rehabilitation Partners, Inc. Preferred Stock #@	2,245,603	1,461,364
Pediatric Physicians Alliance, Inc. Preferred Stock #@	823,000	3,196,900
Pediatric Physicians Alliance, Subordinated Debt/ Warrants #@	267,448	267,448

		8,658,225

Electronics
Catapult Communications Corporation Common Stock	5,700	124,665

Miscellaneous
Action Performance Companies, Inc. Common Stock	2,400	75,840
Avocent Corporation Common Stock	1,357	21,603
Buca, Inc. Common Stock	4,900	93,345
Fossil, Inc. Common Stock	3,900	80,184
Streamline Foods, Inc. Preferred Stock #@	925,072	699,941
Streamline Foods, Inc. Subordinated Debt Warrants #@	95,000	95,000
Triad Guarantee, Inc. Common Stock	2,000	87,060
Value Creation Partners, Inc. Preferred Stock #@	304,989	2,226,142
Waterlink, Inc. Warrants	53,550	—

		3,379,115

Oil
Petroleum Partners, Inc. Preferred Stock #@	825,000	1,450,000
Petroleum Partners, Inc. Subordinated Debt with Warrants #	1,978,125	1,875,781

		3,325,781

Retail Trade
Fitness Quest, Inc. Preferred Stock *#@	1,468,602	7,409,206
Fitness Quest, Subordinated Debt with Warrants #@	181,172	1,246,742
Hibbett Sporting Goods, Inc. Common Stock	3,300	83,820

		8,739,768

Total Investments — (Cost $30,770,082)		$62,453,733

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity

#	Represents privately held securities

@	Represents more than 5% but less than 25% of the voting class of securities, which under the Investment Company Act of 1940 makes the portfolio company meet the definition of an “Affiliate.”

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Income From Affiliates

      For the quarter and six months ended June 30, 2002 and 2001 interest and dividend income was comprised of income from investments which represent more than 5% but less than 25% of the voting class of securities, which under the Investment Company Act of 1940 makes the portfolio company meet the definition of an “Affiliate.”

      For the quarter and six months ended June 30, 2002 and 2001 net realized and unrealized gains on investments was comprised of gains (losses) from public investments that individually represented less than 5% of the voting class of securities except for a 2001 unrealized gain of $2,742,889 from Flight Options, Inc.

7.	Recent Developments

      The Company received notice from the SEC Staff as part of a routine examination of the Company that Brantley Capital Management, LLC (“BCM”), the Company’s investment adviser is not properly registered under the Investment Advisers Act of 1940. BCM inadvertently failed to maintain its registration as a registered investment adviser under the Investment Advisers Act of 1940. BCM has filed the documentation to register as an investment adviser, a process that generally takes 45 days or more. There can be no assurance that BCM can become registered as an investment adviser, or if it can, the timeframe for such registration, or the impact, if any, of its failure to have been registered.

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

      Historically, we have focused our investing activities on private equity securities. We generally structure our private equity investments as participating preferred stock with an 8% to 10% dividend yield that accumulates and is paid upon a liquidity event. Our private equity investments typically range from $1 million to $5 million, and we generally expect these investments to achieve liquidity within four to seven years. We typically do not receive a cash return on our private equity investments until a liquidity event occurs, but instead seek to achieve long-term capital appreciation in net asset value through such investments.

      In the past year we have explored various strategic alternatives to enhance our growth and stockholders’ value. We determined that operating at our current size or attempting to realize premature liquidity events within our portfolio would not enhance the market value of our common stock and would limit our ability to generate recurring income sought by the investment community and our stockholders. Specifically, we have been exploring the possibility of expanding our origination of mezzanine investments. Shares of business development companies that invest primarily in mezzanine investments tend to trade at a premium to net asset value per share due to the expectation of current income produced by such investments. There can be no assurance that our shares will trade at a premium to net asset value. We believe that current market conditions, influenced by more stringent credit standards of commercial banks and more conservative capital structures sought by entrepreneurs and equity sponsors, have created an increased demand for mezzanine investments.

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

      On June 4, 2002 the Company announced that it had received board approval to pursue a preliminary plan to raise capital for the purpose of expanding its origination of mezzanine investments. As part of the plan, we intend to initiate a rights offering to stockholders where each stockholder will receive a right to purchase one new share of the Company’s common stock for every three shares of common stock that a stockholder owns. The right would entitle the holder to purchase the share of common stock at a discount to the market price. Based on the current number of shares outstanding, the plan would increase the outstanding shares by up to 1.27 million shares. The subscription price and the record date for the distribution of the rights have not been determined. We anticipate that the rights will be transferable and will be admitted for trading on the Nasdaq National Market. There can be no assurance that a market for the rights will develop.

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

Results of Operations

Dividend and Interest Income

      Dividend and interest income on investments for the three months ended June 30, 2002 and 2001 was $512,778 and $413,918. Dividend and interest income on investments for the six months ended June 30, 2002 and 2001 was $990,718 and $853,881, respectively. The increase in interest and dividend income during the three and six months ended June 30, 2002 was primarily because of the ongoing increase in the private equity and mezzanine portfolio which generates dividend and interest income.

Operating Expenses

      Total operating expenses during the three months ended June 30, 2002 and 2001 were $683,917 and $556,957 respectively. The significant component of total operating expenses was advisory fees of $448,197 and $371,504 earned by our investment adviser during the three months ended June 30, 2002 and 2001, respectively. The increase in total operating expenses was primarily due to the increase in the Advisory Fees resulting from the increase in net asset value and expenses related to contested matters to be voted on at the Annual Meeting of Stockholders.

      Total operating expenses during the six months ended June 30, 2002 and 2001 were $1,440,153 and $1,308,675, respectively. The significant component of total operating expenses was advisory fees of $936,321 and $723,075 earned by our investment adviser during the six months ended June 30, 2002 and 2001, respectively. The increase in total operating expenses was primarily due to the increase in advisory fees resulting from the increase in net asset value.

Net Realized and Unrealized Gains on Investment Transactions

      During the three months ended June 30, 2002 and 2001, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of ($84,446) and $3,465,106. During the six months ended June 30, 2002 and 2001, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $207,858 and $3,940,720, respectively. At June 30, 2002, and 2001, we had investments in eleven privately-held companies, as well as in various small-capitalization public stocks which are subject to general stock market and business conditions. The unrealized gains during such periods were significantly influenced by general stock market and business conditions as well as the June 30, 2001 financing transaction of Flight Options International, Inc. as more fully described under “Financial Conditions, Liquidity and Capital Resources”.

Financial Condition, Liquidity and Capital Resources

      At June 30 2002 and December 31, 2001, we had $1,021,221 and $5,369,345, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of our lender and is not readily available to fund investments or pay operating expenses. Our management believes that proceeds from our investments will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments. However, in order to execute our mezzanine investment plan, we will continue to seek opportunities to raise additional capital.

      At June 30, 2002 and December 31, 2001, we had stockholders’ equity of $67,764,737 and $68,006,314, respectively, resulting in net asset values per share of $17.78 and 17.85 respectively. At June 30, 2002, we had $6,000,000 of outstanding indebtedness. For the six months ended June 30, 2002, the weighted average interest rate on this indebtedness was 4.75%.

      Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. hold, in the aggregate, approximately $211 million of private equity investments. These partnerships are related to our investment adviser in a manner that required the receipt, from the Securities and Exchange Commission, of an exemption from certain provisions of the Investment Company Act of 1940 in order to permit us, under certain circumstances, to invest in the same portfolio companies as the other private investment funds managed by our investment adviser. [see “Recent Developments”]

      Consistent with our current long-term objectives, our board of directors has recently asked our investment adviser to consider ways to maximize stockholder value in the event that our net asset value has not appreciated by a minimum of 15% per annum for the seven-year period ending December 31, 2003. Such actions could include, but are not limited to, a possible recommendation to consider the sale of some or all of our investments. Our management has been pleased with the performance of our portfolio companies since inception and believes that liquidity opportunities that generally start presenting themselves several years into a portfolio of this nature may create gains for us over the next few years. Our portfolio is just beginning to enter a period of possible liquidity events. However, in light of the market price of our common stock relative to its net asset value, our management has reiterated our planned goals and objectives and has reassured our stockholders that our management intends to take action if those goals and objectives are not met. Nevertheless, our management expects to meet our net asset value appreciation target.

      At June 30, 2002 and December 31, 2001, the aggregate cost of the investments we made to date was $30.8 million and $28.9 million, respectively, and their aggregate market value was $62.5 million and $60.3 million, respectively, for an aggregate fair value appreciation of 103% and 109%, respectively. Our management believes that our portfolio companies have significant potential for long-term growth in sales and earnings.

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

Private Portfolio Company Investments

      Our equity and mezzanine investments at June 30, 2002 are listed in Note 5 to the Financial Statements and are described below:

Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. We also received a detachable capital stock purchase warrant exercisable for 5% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. On January 26, 2001, we funded a $166,667 12% promissory note from Disposable Products. In addition, through June 30, 2002 we funded additional 12% promissory notes of $1,138,000 from Disposable Products.

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

      On July 11, 2000, we guaranteed a portion of Flight Options’ third-party borrowings. As a result, we were issued a warrant to purchase 36,000 shares of Flight Options common stock at a price of $0.01 per share. Our management believes, based on the current facts and circumstances and Flight Options’ financial position, that the likelihood of a payment pursuant to such guarantee is remote. This guarantee was terminated prior to December 12, 2000.

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

      As a result of the transaction described above, our board of directors met to review the terms of the transaction including, among other things, a valuation review prepared by an investment banking firm working on the transaction. Consistent with our valuation guidelines, the board used a private market method to value our investment in Flight Options, Inc. and approved an increase in the value of our investment in Flight Options, Inc. to $32.5 million. At June 30, 2002, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

      In addition to the above Series C 8% Convertible Preferred Stock, we funded $500,000 and $299,000 12% Convertible Subordinated Notes from Health Care Solutions in 2000. As part of this transaction, we received a warrant to purchase up to $50,000 of Health Care Solutions common stock at an exercise price equal to the lower of the price determined by an initial public offering or $7.50 per share. On March 7, 2001, we agreed to exchange the $500,000 Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock. On January 29, 2002, we funded a $1,250,000 12% Convertible Subordinated Note from Health Care Solutions and On November 12, 2000 we funded a $299,00012% Convertible Subordinated Note from Health Care Solutions.

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

      In addition to the above investment, we funded $1,875,000 of 10% Convertible Subordinated through June 30, 2002. The proceeds of the notes were used for operating purposes.

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

Small-Capitalization Public Equity Investments

      The small-capitalization public companies in which we had an investment at June 30, 2002 are listed in Note 5 to the Financial Statements.

Impact of Inflation

      We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

Recent Developments

      The Company received notice from the SEC Staff as part of a routine examination of the Company that Brantley Capital Management, LLC (“BCM”), the Company’s investment adviser is not properly registered under the Investment Advisers Act of 1940. BCM inadvertently failed to maintain its registration as a registered investment adviser under the Investment Advisers Act of 1940. BCM has filed the documentation to register as an investment adviser, a process that generally takes 45 days or more. There can be no assurance that BCM can become registered as an investment adviser, or if it can, the timeframe for such registration, or the impact, if any, of its failure to have been registered.

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

      We consider the management of equity price risk essential to conducting our business and maintaining our profitability. A portion of our portfolio consists of investments in private companies. We anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. This could also effect our ability to generate cash through the sale of private equity investments, since their may not be realistic initial public offering opportunities. A portion of our investment portfolio also consists of shares of common stock of small-capitalization public companies. These investments are directly exposed to market price risk.

PART II.      OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 3	Articles of Incorporation and By-laws
(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)
Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 1996, which exhibit is incorporated herein by reference)
Exhibit 10	Material Contracts
(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
Exhibit 99	Other
(1)	Certificaton Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(2)	Certificaton Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

      A Form 8-K was filed on June 11, 2002 which announced that it had selected KPMG LLP to replace Arthur Andersen LLP as the Company’s independent accountants. We no longer engaged Arthur Andersen LLP as its independent accountants effective upon completion of the December 31, 2001 audit and the March 31, 2002 quarterly review. The decision to change accountants was approved by our Audit Committee and Board of Directors and will be submitted for ratification by our stockholders.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: August 14, 2002	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: August 14, 2002	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer