Form 10-Q
period 2002-09-30
BRANTLEY CAPITAL CORP
filed 2002-11-15
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

      The number of shares of common stock, $.01 par value, outstanding as of September 30, 2002 was 3,810,535.

PART I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS
Investments at fair value
Companies 5% to 25% owned	$59,612,969	$56,482,013
Companies less than 5% owned	2,935,496	3,829,094
Cash and cash equivalents	151,440	5,369,345
Restricted cash	6,000,000	6,000,000
Receivable for investments sold	318,709	—
Dividends and interest receivable	4,844,649	3,493,059
Other assets	399,957	360,158

Total Assets	$74,263,220	$75,533,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$6,000,000	$6,000,000
Payable for investments purchased	285,853	200,000
Advisory fee payable	478,734	487,931
Accrued professional fees	463,138	53,163
Distributions payable	—	736,455
Other liabilities	99,196	49,806

Total Liabilities	7,326,921	7,527,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	38,105	38,105
Additional paid in capital	37,484,895	37,484,895
Retained earnings	29,413,299	30,483,314

Total Stockholders’ Equity	66,936,299	68,006,314

Total Liabilities and Stockholders’ Equity	$74,263,220	$75,533,669

Net Asset Value Per Share	$17.57	$17.85

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months	For the nine months
	ended	ended
	September 30,	September 30,
	2002	2001

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$1,626,575	$1,209,953
Companies less than 5% owned	61,327	34,962

Total investment income	1,687,902	1,244,915

Operating Expenses:
Advisory fees	1,419,601	1,124,410
Administration fees	56,096	55,891
Professional fees	666,437	287,358
Interest and other expenses	550,685	638,226

Total operating expenses	2,692,819	2,105,885
Investment Loss, net	(1,004,917)	(860,970)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses)
Companies less than 5% owned	(318,939)	998,050
Net unrealized gains on investments	253,841	1,625,803

Net realized and unrealized gains (losses) on investment transactions	(65,098)	2,623,853

Net increase (decrease) in net assets resulting from operations	$(1,070,015)	$1,762,883

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.28)	$0.46

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	September 30,	September 30,
	2002	2001

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$531,419	$286,322
Companies less than 5% owned	165,765	104,712

Total investment income	697,184	391,034

Operating Expenses:
Advisory fees	483,280	401,335
Administration fees	18,904	18,905
Professional fees	567,915	135,859
Interest and other expenses	182,567	241,111

Total operating expenses	1,252,666	797,210
Investment Loss, net	(555,482)	(406,176)
Net Realized and Unrealized Gains (Losses) on Investments:
Net Realized gains (losses)
Companies less than 5% owned	(149,187)	564,915
Net unrealized losses on investments	(123,769)	(1,881,782)

Net realized and unrealized losses on investment transactions	(272,956)	(1,316,867)

Net decrease in net assets resulting from operations	$(828,438)	$(1,723,043)

Net decrease in net assets from operations per share, basic and diluted	$(0.21)	$(0.46)

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations:
Net investment income	—	—	145,082	145,082
Net realized gain	—	—	1,564,206	1,564,206
Net unrealized gain	—	—	170,027	170,027
Distributions from:
Net investment income	—	(20,538)	(112,831)	(133,369)
Net realized gain	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations:
Net investment loss	—	—	(1,207,676)	(1,207,676)
Net realized gain	—	—	1,155,843	1,155,843
Net unrealized gain	—	—	16,851,583	16,851,583
Distributions from:
Net investment income	—	—	—	—
Net realized gain	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment loss	—	—	(1,004,917)	(1,004,917)
Net realized loss	—	—	(318,939)	(318,939)
Net unrealized gain	—	—	253,841	253,841

Balance at September 30, 2002	$38,105	$37,484,895	$29,413,299	$66,936,299

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months	For the nine months
	ended September 30,	ended September 30,
	2002	2001

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$(1,070,015)	$1,762,883
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized gains (losses) from investments	318,939	(998,050)
Net unrealized gains on investments	(253,841)	(1,625,803)
Changes in assets and liabilities:
Dividend and interest receivable	(1,351,590)	(1,053,933)
Receivable for investments sold	(318,709)	—
Other assets	(39,799)	6,642
Payable for investments purchased	85,853	—
Advisory fee payable	(9,197)	2,208
Accrued professional fees	409,975	26,337
Dividends payable	(736,455)	—
Accrued interest	—	40,328
Other liabilities	49,390	(30,782)

Net cash used for operating activities	(2,915,449)	(1,870,170)

Cash Flows from Investing Activities:
Purchases of investment securities	(9,117,416)	(5,441,940)
Sales/ Maturities of investment securities	6,814,960	3,404,077
Purchases of short-term investments	—	(514,412,500)
Sales/ Maturities of short-term investments	—	514,416,321

Net cash used for investing activities	(2,302,456)	(2,034,042)

Net change in cash and cash equivalents for the period	(5,217,905)	(3,904,212)
Cash, cash equivalents and restricted cash, beginning of period	11,369,345	14,882,432

Cash, cash equivalents and restricted cash, end of the period	$6,151,440	$10,978,220

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENT OF INVESTMENTS

September 30, 2002

(unaudited)

Name of Issuer and Title of Issue	Shares/Par	Value

Avionics
Flight Options International Inc. Preferred Stock *#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #	2,437,201	2,430,541
FactSet Research Systems, Inc. Common Stock	1,080	28,674
The Holland Group, Inc. Convertable Preferred Stock #@	282,530	2,125,001
The Holland Group, Inc. Subordinated Note #@	50,000	50,000
International Total Services, Inc. Common Stock	104,250	2,085
Prime Office Products, Inc. Convertable Preferred Stock #@	750,000	1,500,000
ScanSource, Inc. Common Stock	485	28,154

		6,164,455

Drugs & Health Care
Dynacq International, Inc. Common Stock	2,250	26,190
Health Care Solutions, Subordinated Debt with Warrants #@	3,677,572	3,549,000
Integrated Physician Solutions, Inc. Convertable Preferred Stock #@	823,000	3,196,900
Integrated Physician Solutions, Subordinated Debt with Warrants #@	267,448	267,448
KV Pharmaceutical, Inc. Common Stock	1,660	31,374
Medical Action Industries, Inc. Common Stock	2,470	29,297
Merit Medical Services, Inc. Common Stock	1,420	27,420
National Rehabilitation Partners, Inc. Convertable Preferred Stock #@	2,245,603	1,461,365
Orthodontic Centers of America, Inc. Common Stock	2,450	26,215
U.S. Physical Therapy, Inc. Common Stock	2,770	29,224

		8,644,433

Miscellaneous
Action Performance Companies, Inc. Common Stock	1,160	29,812
American Woodmark Corporation Common Stock	575	29,176
Avocent Corporation Common Stock	1,357	18,157
Buca, Inc. Common Stock	3,430	27,440
Fossil, Inc. Common Stock	1,420	28,471
ITT Educational Services, Inc. Common Stock	1,620	30,407
K-Swiss, Inc. Common Stock	1,280	27,354
Streamline Foods, Inc. Convertable Preferred Stock #@	925,072	699,941
Streamline Foods, Inc. Subordinated Debt with Warrants #@	95,000	95,000
Triad Guarantee, Inc. Common Stock	880	30,642
Value Creation Partners, Inc. Convertable Preferred Stock #@	304,989	2,226,069
Waterlink, Inc. Warrants	53,550	—

		3,242,469

Oil
GulfMark International, Inc. Common Stock	1,600	27,680
Petroleum Partners, Inc. Convertable Preferred Stock #@	825,000	1,450,000
Petroleum Partners, Inc. Subordinated Debt with Warrants #@	1,953,125	1,875,781

		3,353,461

Retail Trade
Fitness Quest, Inc. Convertable Preferred Stock *#@	1,468,602	$7,369,722
Fitness Quest, Subordinated Debt with Warrants #@	181,172	1,246,742
Hibbett Sporting Goods, Inc. Common Stock	1,310	27,183

		8,643,647

Total Investments—(Cost $30,988,583)		$62,548,465

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity

#	Represents privately held securities which are considered illiquid.

@	Represents more than 5% but less than 25% of the voting class of securities.

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS — (UNAUDITED)

1.	Significant Accounting Policies

      The interim financial statements have been prepared by Brantley Capital Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 2001 Annual Report filed on Form 10-K dated December 31, 2001.

      The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the quarter ended September 30, 2002, the results of its operations for the nine months ended September 30, 2002, and its cash flows for the nine months ended September 30, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

      As of September 30, 2002 and December 31, 2001, the identified costs of investments were $30,988,583 and $40,292,851, respectively.

      Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Cash	$151,440	$5,369,345

Restricted Cash	$6,000,000	$6,000,000

      For the nine months ended September 30, 2002, the Company made the following investments in portfolio companies owned more than 5%.

Prime Office Products, Inc.	$480,000
Health Care Solutions, Inc.	1,250,000
Streamline Foods, Inc.	795,000
Petroleum Partners, Inc.	625,000

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS — (UNAUDITED) — (Continued)

3.	Investment Advisory Agreement

      The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the three and nine months ended September 30, 2002, the Investment Adviser earned $483,280 and $1,419,601 respectively under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4.	Financial Highlights

	For the nine		For the nine
	months		months
	ended		ended
	September 30, 2002		September 30, 2001

Net Asset Value, Beginning of the Period	$17.85		$13.63

Income from investment operations:
Net investment loss	(0.26)		(0.23)
Net realized and unrealized gain (loss) on investments	(0.02)		0.69

Total from investment operations	(0.28)		0.46

Less Distributions:
Distributions from net investment income	—		—

Net Asset Value, End of Period	$17.57		$14.09

Market Value, End of Period	$8.76		$8.42

Total return, at Market Value	(19.56	)%(1)	(2.37	)%(1)

Total return, at Net Asset Value	(1.57	)%(1)	3.37	%(1)

Total Expenses/ Average net assets	5.32	%(2)	5.37	%(2)

Net Investment Income/ Average net assets	(1.49	)%(2)	(2.20	)%(2)

(1)	Not annualized.

(2)	Annualized.

5.	Recent Developments

      On September 25, 2002, Phillip Goldstein, a director and shareholder of the Company filed a lawsuit in the District Court for the Northern District of Ohio against us, Robert Pinkas, James Oliver, Benjamin Bryan and IVS Associates, Inc. alleging, among other things, that the Company engaged in wrongdoing and that the individual defendants breached their fiduciary duties during the Annual Meeting of Stockholders held on September 17, 2002. Mr. Goldstein alleges that the Company’s actions surrounding the closing of the polls disenfranchised certain shareholders. Mr. Goldstein is seeking to have votes for which he has proxies, which were submitted after the polls were closed, counted. He also seeks an order declaring his nominees to be directors of the Company. The Company has answered the complaint and denied any violations. The Company also asserted a counterclaim against Mr. Goldstein alleging violations of the proxy rules and the failure to disclose his participation in a group as required by Regulation 13D. Mr. Goldstein has denied the allegations of the counterclaims. Mr. Goldstein’s motion for a temporary restraining order was denied, and there is a hearing for a preliminary injunction scheduled for November 18, 2002.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS — (UNAUDITED) — (Continued)

      On October 8, 2002, Thomas Kornfeld and Robert Strougo filed a purported class action lawsuit against the Company, the directors of the Company excluding Phillip Goldstein, IVS Associates, Inc. and JMP Securities LLC, alleging a series of derivative and direct claims that the directors have breached their fiduciary duties and that the Company engaged in wrongdoing with respect to the Annual Meeting of Stockholders held on September 17, 2002. The factual allegations are substantially similar to the complaint filed by Mr. Goldstein and also include allegations of conversion of corporate funds. The complaint seeks, among other things, an order declaring Mr. Goldstein’s nominees to be directors of the Company, an order declaring that the investment advisory agreement be terminated and damages for breach of fiduciary duty.

      We believe that both of these lawsuits are without merit, and we intend to defend the lawsuits vigorously. While we do not expect these matters to materially affect our financial condition or results of operations, there can be no assurance as to whether these matters will have a material adverse effect on our financial condition or results of operations in any future reporting period.

      On October 4, 2002, the Company received notice from the Midwest Regional Office (“MRO”) of the SEC that they were inquiring into activities involving the Annual Meeting. The Company has and will cooperate with the inquiry. The letter from the MRO states that the inquiry should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person or entity that may be involved.

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

      Historically, we have focused our investing activities on private equity securities. We generally structure our private equity investments as participating preferred stock with an 8% to 10% dividend yield that accumulates and is paid upon a liquidity event. Our private equity investments typically range from $1 million to $5 million, and we generally expect these investments to achieve liquidity within four to seven years although there is no assurance they will do so. We typically do not receive a cash return on our private equity investments until a liquidity event occurs, but instead seek to achieve long-term capital appreciation in net asset value through such investments.

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

      On June 4, 2002 the Company announced that it had received board approval to pursue a preliminary plan to raise capital for the purpose of expanding its origination of mezzanine investments. As part of the plan, we intend to initiate a rights offering to stockholders where each stockholder will receive a right to purchase one new share of the Company’s common stock for every three shares of common stock that a stockholder owns. The right would entitle the holder to purchase the share of common stock at a discount to the market price. Based on the current number of shares outstanding, the plan would increase the outstanding shares by up to 1.27 million shares. The subscription price and the record date for the distribution of the rights have not been determined. We anticipate that the rights will be transferable and will be admitted for trading on the Nasdaq National Market. There can be no assurance that a market for the rights will develop. We intend to file a registration statement with the Securities and Exchange Commission, which will be subject to review.

      In addition to the rights offering, we have applied for inclusion in the Small Business Investment Company program of the Small Business Administration (the “SBA”). If granted, we would be eligible for debt financing from the SBA at an amount up to two times the equity financing expected from the rights offering. We have filed an application with the SBA, which will be subject to review. There can be no assurance that we will be able to obtain a license to operate an SBIC or that we will be able to obtain leverage from the SBA.

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

      Historically, we have focused our investing activities on private equity securities. We began making such investments in 1997 and are now entering into a phase of the business plan which emphasizes positioning our more mature portfolio companies for appropriate liquidity events. As a result, we are continually monitoring portfolio company results and evaluating opportunities to maximize the valuation of our investments. In that regard, we periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving our portfolio companies. Any such transaction could have an impact on the valuation of our investments. These transactions and activities are generally not disclosed to our stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be.

Results of Operations

Dividend and Interest Income

      Dividend and interest income on investments for the three months ended September 30, 2002 and 2001 was $697,184 and $391,034. Dividend and interest income on investments for the nine months ended September 30, 2002 and 2001 was $1,687,902 and $1,244,915, respectively. The increase in interest and dividend income during the three and nine months ended September 30, 2002 was primarily because of the ongoing increase in the private equity and mezzanine portfolio which generates higher dividend and interest income.

Operating Expenses

      Total operating expenses during the three months ended September 30, 2002 and 2001 were $1,252,666 and $797,210 respectively. The significant components of total operating expenses were advisory fees of $483,280 and $401,335 earned by our investment adviser and professional fees of $567,915 and $135,859 during the three months ended September 30, 2002 and 2001, respectively. The increase in total operating expenses was primarily due to the increase of $81,954 in the advisory fees resulting from the increase in net assets and the increase of $432,056 in professional fees which is primarily related to contested matters involving the Annual Meeting of Stockholders, ongoing litigation challenging the certified results of the Annual Meeting of Stockholders, and counsel retained for the independent directors in connection with certain matters regarding the Advisor.

      Total operating expenses during the nine months ended September 30, 2002 and 2001 were $2,692,819 and $2,105,885, respectively. The significant components of total operating expenses were advisory fees of $1,419,601 and $1,124,410 earned by our investment adviser and professional fees of $666,437 and $287,358 during the nine months ended September 30, 2002 and 2001, respectively. The increase in total operating expenses was primarily due to the increase of $295,191 in the advisory fees resulting from the increase in net assets and the increase of $379,079 in professional fees which is primarily related to contested matters involving the Annual Meeting of Stockholders, ongoing litigation challenging the certified results of the Annual Meeting of Stockholders, and counsel retained for the independent directors in connection with certain matters regarding the Advisor.

Net Realized and Unrealized Gains on Investment Transactions

      During the three months ended September 30, 2002 and 2001, valuation of our equity and mezzanine investments resulted in net realized and unrealized losses on investments of ($272,956) and ($1,316,867). During the nine months ended September 30, 2002 and 2001, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains (losses) on investments of ($65,098) and $2,623,853, respectively. At September 30, 2002, and 2001, we had investments in eleven privately-held companies, as well as in various small-capitalization public stocks which are subject to general stock market and business conditions. The unrealized gains (losses) during such periods were significantly influenced by general stock market and business conditions as well as the June 30, 2001 financing transaction of Flight Options International, Inc. as more fully described under “Financial Conditions, Liquidity and Capital Resources”.

Financial Condition, Liquidity and Capital Resources

      At September 30 2002 and December 31, 2001, we had $151,440 and $5,369,345, respectively, in cash and cash equivalents which were primarily invested in overnight securities. Restricted cash is held under direction of our lender and is not readily available to fund investments or pay operating expenses. Our management believes that proceeds from our investments will provide us with the liquidity necessary to pay our operating expenses. However, in order to execute our mezzanine investment plan, we will continue to seek opportunities to raise additional capital in the form of debt or equity.

      At September 30, 2002 and December 31, 2001, we had stockholders’ equity of $67,323,299 and $68,006,314, respectively, resulting in net asset values per share of $17.67 and 17.85 respectively. At September 30, 2002, we had $6,000,000 of outstanding indebtedness. For the nine months ended September 30, 2002, the weighted average interest rate on this indebtedness was 4.75%.

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

      At September 30, 2002 and December 31, 2001, the aggregate cost of the investments we made to date was $31.0 million and $28.9 million, respectively, and their aggregate market value was $62.5 million and $60.3 million, respectively, for an aggregate fair value appreciation of 102% and 109%, respectively. Our management believes that our portfolio companies have significant potential for long-term growth in sales and earnings.

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

Private Portfolio Company Investments

      Our individually significant equity and mezzanine investments at September 30, 2002 are described in more detail below:

Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. We also received a detachable capital stock purchase warrant exercisable for 5% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. On January 26, 2001, we funded a $166,667 12% promissory note from Disposable Products. In addition, through September 30, 2002 we funded additional 12% promissory notes of $1,270,534 from Disposable Products.

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

      On December 21, 2001, Flight Options, Inc. and Raytheon Travel Air, a Wichita, Kansas-based unit of Raytheon Company, a Lexington, Mass. based defense contractor, agreed to combine operations into one fractional aircraft ownership program to be known as Flight Options. Under the terms of the transaction, Flight Options, Inc. holds 50.1% ownership of the new business with Raytheon holding 49.9%. The transaction was completed during the quarter ended March 31, 2002.

      As a result of the transaction described above, our board of directors met to review the terms of the transaction including, among other things, a valuation review prepared by an investment banking firm working on the transaction. Consistent with our valuation guidelines, the board used a private market method to value our investment in Flight Options, Inc. and approved an increase in the value of our investment in Flight Options, Inc. to $32.5 million. At September 30, 2002, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

National Rehab Partners, Inc.

      On August 10, 1999, we funded $1.4 million of a $1.5 million commitment to invest with Brantley Partners IV, L.P. and a third party equity group in a $12.0 million preferred stock issue for National Rehab Partners, Inc. Pursuant to this commitment, we purchased 2.2 million shares of Class A 8% Convertible Preferred Stock. The proceeds of this transaction were used to complete the acquisition of a group of rehabilitation management service providers. The remainder of the commitment is being funded upon the successful closing of additional acquisitions. National Rehab Partners is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. National Rehab Partners is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services.

      On January 10, 2001, we funded a $26,126 10% promissory note from National Rehab Partners. On June 13, 2001, the $26,126 note and the related accrued interest were cancelled and replaced with a $27,228 10% promissory note.

Integrated Physician Solutions, Inc. (Formerly Pediatric Physicians Alliance, Inc.)

      On January 28, 1999, we funded a $3.2 million commitment to invest with Brantley Venture Partners III, L.P. in a $7.9 million preferred stock issue for Integrated Physician Solutions, Inc. Pursuant to our commitment, we purchased 793,000 shares of Class A-2 10% Convertible Preferred Stock. Integrated Physician Solutions is a physician practice management systems provider. Their objective is to develop the leading integrated physician practice management system in the United States. Integrated Physician Solutions is dependent on the management talent and effort of key personnel for its success in this highly competitive industry. We do not believe it is dependent on a single or small number of customers, possesses significant intellectual property or that it is subject to significant regulations. The proceeds of the transaction were used to complete the acquisition of a number of physician practices.

      In addition to the above Class A-2 10% Convertible Preferred Stock, in 2000 we funded $267,448 to invest with Brantley Venture Partners III, L.P. in $668,619 of promissory notes, with detachable warrants, in Integrated Physician Solutions. The detachable warrants are for the purchase of 30,000 shares of Integrated Physician Solutions common stock at $4.00 per share.

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

      In addition to the above investment, we funded $1,875,000 of 10% Convertible Subordinated through September 30, 2002. The proceeds of the notes were used for operating purposes.

Prime Office Products, Inc. (Formerly Business Essentials, Inc.)

      On April 22, 1999, we entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Prime Office Products, Inc. Pursuant to our commitment, we purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share. Prime Office Products is an office products marketing and distribution company based in Nashville, Tennessee. The first part of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remainder of the commitment is being funded upon the closing of additional acquisitions. On January 8, 2002, we purchased an additional 200,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share. On July 31, 2002, we purchased an additional 40,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share.

Streamline Foods, Inc.

      On February 7, 2002 we funded a $795,000 commitment to invest with Brantley Partners IV, L.P. in a $7,950,000 preferred stock and subordinated debt issue for Streamline Foods, Inc. Pursuant to our commitment we purchased approximately 898,000 shares of Series A 8% Convertible Preferred Stock at $0.78 per share and a $95,000 13% Convertible Subordinated Note with warrants to purchase 27,500 shares of common stock at $0.01 per share. The proceeds were used by Streamline Foods for a buy-out of the Company from its previous owner. Streamline Foods, Inc. sources, blends, packages and distributes high sugar content food products for branded multi-national food companies and private label manufacturers.

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

Small-Capitalization Public Equity Investments

      The small-capitalization public companies in which we had an investment at September 30, 2002 are listed in the Statement of Investments. Subsequent to the end of the quarter we completed a process of liquidating the small-capitalization public equity portfolio.

Impact of Inflation

      We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

Recent Developments

      On September 25, 2002, Phillip Goldstein, a director and shareholder of the Company filed a lawsuit in the District Court for the Northern District of Ohio against us, Robert Pinkas, James Oliver, Benjamin Bryan and IVS Associates, Inc. alleging, among other things, that the Company engaged in wrongdoing and that the individual defendants breached their fiduciary duties during the Annual Meeting of Stockholders held on September 17, 2002. Mr. Goldstein alleges that the Company’s actions surrounding the closing of the polls disenfranchised certain shareholders. Mr. Goldstein is seeking to have votes for which he has proxies, which were submitted after the polls were closed, counted. He also seeks an order declaring his nominees to be directors of the Company. The Company has answered the complaint and denied any violations. The Company also asserted a counterclaim against Mr. Goldstein alleging violations of the proxy rules and the failure to disclose his participation in a group as required by Regulation 13D. Mr. Goldstein has denied the allegations of the counterclaims. Mr. Goldstein’s motion for a temporary restraining order was denied, and there is a hearing for a preliminary injunction scheduled for November 18, 2002.

      On October 8, 2002, Thomas Kornfeld and Robert Strougo filed a purported class action lawsuit against the Company, the directors of the Company excluding Phillip Goldstein, IVS Associates, Inc. and JMP Securities LLC, alleging a series of derivative and direct claims that the directors have breached their fiduciary duties and that the Company engaged in wrongdoing with respect to the Annual Meeting of Stockholders held on September 17, 2002. The factual allegations are substantially similar to the complaint filed by Mr. Goldstein and also include allegations of conversion of corporate funds. The complaint seeks, among other things, an order declaring Mr. Goldstein’s nominees to be directors of the Company, an order declaring that the investment advisory agreement be terminated and damages for breach of fiduciary duty.

      We believe that both of these lawsuits are without merit, and we intend to defend the lawsuits vigorously. While we do not expect these matters to materially affect our financial condition or results of operations, there can be no assurance as to whether these matters will have a material adverse effect on our financial condition or results of operations in any future reporting period.

      On October 4, 2002, the Company received notice from the Midwest Regional Office (“MRO”) of the SEC that they were inquiring into activities involving the Annual Meeting. The Company has and will cooperate with the inquiry. The letter from the MRO states that the inquiry should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person or entity that may be involved.

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

      We consider the management of equity price risk essential to conducting our business and maintaining our profitability. A portion of our portfolio consists of investments in private companies. We anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. This could also affect our ability to generate cash through the sale of private equity investments, since there may not be realistic initial public offering opportunities. A portion of our investment portfolio also consists of shares of common stock of small-capitalization public companies. These investments are directly exposed to market price risk.

Item 4.	Controls and Procedures

      (a) Within the 90-day period prior to the filing date of this quarterly report, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

      (b) There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      On September 25, 2002, Phillip Goldstein, a director and shareholder of the Company filed a lawsuit in the District Court for the Northern District of Ohio against us, Robert Pinkas, James Oliver, Benjamin Bryan and IVS Associates, Inc. alleging, among other things, that the Company engaged in wrongdoing and that the individual defendants breached their fiduciary duties during the Annual Meeting of Stockholders held on September 17, 2002. Mr. Goldstein alleges that the Company’s actions surrounding the closing of the polls disenfranchised certain shareholders. Mr. Goldstein is seeking to have votes for which he has proxies, which were submitted after the polls were closed, counted. He also seeks an order declaring his nominees to be directors of the Company. The Company has answered the complaint and denied any violations. The Company also asserted a counterclaim against Mr. Goldstein alleging violations of the proxy rules and the failure to disclose his participation in a group as required by Regulation 13D. Mr. Goldstein has denied the allegations of the counterclaims. Mr. Goldstein’s motion for a temporary restraining order was denied, and there is a hearing for a preliminary injunction scheduled for November 18, 2002.

      On October 8, 2002, Thomas Kornfeld and Robert Strougo filed a purported class action lawsuit against the Company, the directors of the Company excluding Phillip Goldstein, IVS Associates, Inc. and JMP Securities LLC, alleging a series of derivative and direct claims that the directors have breached their fiduciary duties and that the Company engaged in wrongdoing with respect to the Annual Meeting of Stockholders held on September 17, 2002. The factual allegations are substantially similar to the complaint filed by Mr. Goldstein and also include allegations of conversion of corporate funds. The complaint seeks, among other things, an order declaring Mr. Goldstein’s nominees to be directors of the Company, an order declaring that the investment advisory agreement be terminated and damages for breach of fiduciary duty.

      We believe that both of these lawsuits are without merit, and we intend to defend the lawsuits vigorously. While we do not expect these matters to materially affect our financial condition or results of operations, there can be no assurance as to whether these matters will have a material adverse effect on our financial condition or results of operations in any future reporting period.

      On October 4, 2002, the Company received notice from the Midwest Regional Office (“MRO”) of the SEC that they were inquiring into activities involving the Annual Meeting. The Company has and will cooperate with the inquiry. The letter from the MRO states that the inquiry should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person or entity that may be involved.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on September 17, 2002, there were a total of 2,854,144 shares represented either in person or by proxy. The stockholders elected two directors to the Company’s Board of Directors. The stockholders elected James P. Oliver and Benjamin F. Bryan to serve terms expiring in 2007. The certified results of the voting for the election of directors of the Company as certified by IVS Associates Inc. were as follows:

	In Favor	Withheld

James P. Oliver	1,154,517	92,324
Benjamin F. Bryan	1,154,517	92,324
Andrew Dakos	6,000	0
Gerald Hellerman	6,000	0

      In addition, the stockholders ratified the selection of KPMG LLP as the Company’s independent public accountant for the fiscal year ending December 31, 2002. The results of voting for the ratification of the selection of KPMG LLP as the Company’s independent public accountant as certified by IVS Associates Inc. were as follows:

For	1,088,161
Against	149,051
Abstain	15,628

      The stockholders also voted down a proposal recommending that the board of directors take action to commence an orderly liquidation of the Company as soon as possible. The results of voting down the proposal as certified by IVS Associates Inc. were as follows:

For	159,929
Against	1,071,407
Abstain	23,071

      Finally, the stockholders voted down a proposal to terminate the existing investment advisory agreement and to request the board negotiate a new advisory agreement at a reduced fee. The results of voting down the proposal as certified by IVS Associates Inc. were as follows:

For	217,151
Against	1,012,618
Abstain	23,071

      The certified election results have been challenged in two lawsuits. See “Legal Proceedings” for a discussion of proceedings related to the Annual Meeting.

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

b. Reports on Form 8-K

      A Form 8-K was filed on October 22, 2002 which announced that Brantley Capital Management LLC, the Company’s investment advisor (the “Advisor”) obtained an order from the Securities and Exchange Commission (“SEC”) declaring that its investment adviser registration had become effective.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: November 14, 2002	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: November 14, 2002	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert P. Pinkas, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brantley Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02

/s/ ROBERT P. PINKAS
Robert P. Pinkas
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Tab A. Keplinger, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brantley Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02

/s/ TAB A. KEPLINGER
Tab A. Keplinger
Chief Financial Officer