Form 10-K
period 2002-12-31
BRANTLEY CAPITAL CORP
filed 2003-03-31
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	34-1838462

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122

(Address of principal executive offices including zip code)

(216) 464-8400

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act  Yes ☐  No ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $27,399,938, based on the last sale price of such stock as quoted by the NASDAQ National Market System on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

      The number of shares of common stock outstanding as of March 28, 2003 was 3,810,535.

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

      We have provided equity and long-term debt financing to small and medium-sized companies in a variety of industries throughout the United States. Our portfolio currently consists primarily of private equity securities and, to a lesser extent, mezzanine investments primarily in the form of subordinated debt with warrants. As of December 31, 2002, our portfolio was composed of the following investments:

	Cost	Fair Value	Percent

Private Equity Securities(1)	$21,499,715	$52,189,610	84%
Private Mezzanine Securities(2)	$8,775,175	$9,894,225	16%

Total	$30,274,890	$62,083,835	100%

(1)	Our private equity securities typically consist of preferred stock.

(2)	All of our other current investments, including demand notes, subordinated notes and promissory notes are considered mezzanine investments, although such investments are often accompanied by warrants to purchase common stock. These mezzanine investments are sometimes referred to as “equity-linked securities.”

      Historically, we have focused our investing activities on private equity securities intended to provide long-term capital appreciation. From our inception in 1996 to date, we have invested a total of $30.3 million in 11 private companies. At December 31, 2002, these investments had a stated fair value of $62.1 million, a 105% increase over our original cost. Our investing activity has increased our net asset value per share to $17.29 as of December 31, 2002, representing a 73% appreciation since we began operations. Our current assets are fully invested as of December 31, 2002.

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

      The following table presents the fair value at December 31, 2002 of each investment that represented more than 5% of our total assets as of such date:

		Percent
	Fair Value	of Total Assets

Flight Options International, Inc.	$32,500,000	44%
Fitness Quest, Inc.	$8,658,041	12%

      For a discussion of such investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

      On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September

2002, subject to compliance with the Investment Company Act of 1940. See “Item 3. Legal Proceedings.” Under the memorandum, we agreed, among other things:

•	to appoint Gerald Hellerman to serve as a director of Brantley;

•	for Benjamin Bryan to resign his position as a board member;

•	to pursue a plan to orderly dispose of assets and distribute proceeds to stockholders, or, in the alternative, to pursue a merger or a sale of assets of the Company;

•	to amend the current investment advisory agreement to reduce the fees payable to the advisor from 2.85% of net asset value to 2.5% of net asset value.

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan on March 19, 2003, Mr. Hellerman was appointed to the Board of Directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds from liquidity events are intended to be distributed to stockholders. See “— Investment Adviser” and “— Investment Advisory Agreement.”

Investments in Private Companies

      We have provided equity and long-term debt financing to private companies. We have sought to invest in established companies that generally:

•	have annual revenues of $25 million or greater;

•	operate in stable industries;

•	have demonstrated favorable financial performance for at least five years; and

•	have an experienced management team.

      We generally have not targeted companies in industries where businesses tend to be particularly vulnerable to changes in economic cycles, are capital intensive, or are highly leveraged. Our private financing has been generally used to fund internal growth, buyouts, acquisitions and recapitalizations.

      Our investment adviser has sourced and originated our investment opportunities, thereby avoiding auctions, which we believe affords us better investment terms, enhances our investment returns, and heightens the probability of successfully completing a greater percentage of our targeted transactions.

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

      We function as a partner in the growth of our private portfolio companies, rather than merely as a financial participant. We provide managerial assistance to our private companies through board representation and otherwise. Our representatives generally have one or two board seats on each of our private companies. We expect that our representatives will play a role in setting corporate strategies and advising our private portfolio companies regarding important decisions affecting their businesses, including:

•	analyzing potential acquisitions;

•	recruiting key managers;

•	securing equity and debt financing; and

•	evaluating strategic opportunities.

      We historically have sought to enable our stockholders to participate in investments not typically available to the public due to the private nature of a substantial majority of our portfolio companies, the size of the financial commitment often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these investment opportunities.

  Private Equity Investments

      With respect to our private equity investments, we have principally focused on companies that demonstrate strong internal growth dynamics that we consider to be good candidates to achieve growth through selective acquisitions. We have also favored equity investments in private companies that we believe can achieve the necessary size, profitability, management depth and sophistication to become public companies or candidates for acquisition.

      Our private equity investments have typically ranged in size from $1 million to $5 million. We generally structure our private equity investments as participating preferred stock with an 8% to 10% dividend yield that accumulates and is paid upon a liquidity event. We generally expect our private equity investments to achieve liquidity within three to five years from their respective origination dates, although there can be no assurance that such a time frame will be met, and situations may arise in which we hold securities for a significantly longer period of time.

  Mezzanine Investments

      To date our equity-linked investments have been in the form of mezzanine debt with an “equity kicker” such as a warrant. Our existing mezzanine investments are generally subordinated notes, ranging in size from $1 million to $3 million with a fixed interest rate of approximately 12% and maturities of five to seven years. Currently, mezzanine investments represent 16% of our investment portfolio.

      With respect to our mezzanine investments, we have focused on private companies that have demonstrated predictable and sustainable cash flows from operations, strong tangible assets, reasonable financial leverage relative to cash flows from operations, and reasonable prospects to retire at least 50% of their senior indebtedness within three years of our investment.

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

Small-Capitalization Public Stock Investments

      From our inception through September 2002, we invested a portion of our assets in small-capitalization public companies. With respect to our investments in small-capitalization public companies, our primary focus was on companies that our investment adviser believes have significant potential for growth in sales and earnings. We considered a “small-capitalization” company to be a company that has a market capitalization under $1.5 billion.

      As the Company’s assets became more fully invested, we made the decision to dedicate the remaining available capital to our private company investment activities. As a result, we began liquidating our small-capitalization public stock portfolio in the third quarter of 2002.

Investment Sourcing

      We have enjoyed significant deal sourcing benefits from relationships that the principals of our investment adviser have developed over the years. These individuals have, collectively, in excess of 60 years of private company investment experience including financings involving private equity securities and mezzanine investments, have invested in over 80 private companies and currently manage approximately $299 million in assets. As such, they have established an extensive network of investment referral relationships. Our investment adviser reviews approximately 800 investment opportunities annually for private investment funds that it manages.

      We have also worked with numerous other intermediaries to source new investment opportunities, including, but not limited to:

•	Private mezzanine and equity investors;

•	Banks, law firms, and accountants;

•	Investment bankers;

•	Business brokers; and

•	Industry organizations.

Selection of Investments and Underwriting Process

      Most of our investments are in small to medium-sized companies with annual sales of under $500 million. The main criteria for the selection of our investments in portfolio companies has remained consistent since we began operations. We have sought to identify platform companies which we believe have significant opportunities in the markets they serve or have devised innovative products, services or ways of doing business that afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition.

      In evaluating potential portfolio companies, we have paid particular attention to the following characteristics:

      Management. We have sought investments in companies whose management team consists of talented individuals of high integrity with significant experience. We pay particular attention to the depth of the management team and the extent to which key managers have an ownership interest in the company.

      Opportunity for Significant Influence. We have favored investments in companies in which we have had the opportunity to become a partner in the building of the business, rather than being merely a financial participant. In addition, we pursued companies in which our representatives play a role in setting corporate strategies and providing advice regarding important decisions affecting the business, including analyzing potential acquisitions, recruiting key managers, securing equity and debt financing and evaluating strategic opportunities.

      Market Dynamics. We preferred investments in companies that address a large, unfulfilled market demand with long-term growth prospects that can reasonably expect to achieve and maintain a significant market share through proprietary products and services. We also favored investments in companies that deliver products and services with significant performance and cost advantages in industries and markets in which significant barriers to effective competition by others exist.

      Ability to Achieve Liquidity. We considered the potential and likely means for achieving the liquidity that would ultimately enable us to realize the value of our equity investments. Possible ways of achieving liquidity include an initial public offering of the company, a sale of the company or a purchase by the company or its managers of our equity interest. With respect to our mezzanine investments, we also may achieve liquidity through an exercise of the put right that we receive in connection with such investments.

      Ability to Service Debt. With respect to our mezzanine investments, we sought companies that have demonstrated predictable and sustainable cash flows from operations, strong tangible assets, reasonable financial leverage relative to cash flows from operations, and reasonable prospects to retire at least 50% of their senior indebtedness within three years of our investment.

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

      In addition to managing our investments, principals of our investment adviser also manage the following other funds:

		Committed
		Capital
Fund Name	Adviser Since	(in millions)	Status

Brantley Venture Partners I (BVP I)	1987	$12.5	Closed to new investments
Brantley Venture Partners II (BVP II)	1990	30.0	Closed to new investments
Brantley Venture Partners III (BVP III)	1993	57.5	Closed to new investments
Brantley Partners IV (BP IV)	1998	123.5	Approximately 70% invested

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

      Under the terms of our Investment Advisory Agreement, we currently pay our investment adviser an annual management fee of 2.85% of our net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. Subject to stockholder approval, our board has approved and we intend to enter into a new investment advisory agreement that, among other things, reduces the fee we pay on our net assets from 2.85% to 2.5%. The new investment advisory agreement also requires us to pay our advisor a fee equal to 20% of the distributions we make to stockholders in excess of $10.00 per share, provided that no payment shall be made until we have distributed at least $13.00 per share to our stockholders. We intend to seek stockholder approval of the new investment advisory agreement at our 2003 Annual Meeting of Stockholders. The terms of the new agreement will not become effective until stockholder approval has been obtained.

      Our investment adviser is responsible for the salaries and expenses of its own personnel, office space costs and local telephone and administrative support costs. For the fiscal years ended December 31, 2002, 2001 and 2000, fees earned by our investment advisor were $1,901,941, $1,631,885, and $1,546,093 respectively. The Investment Advisory Agreement is renewed annually and is terminable with 60 days’ notice by either party.

Co-Investments and Follow-On Investments

      We have co-invested with other private investment funds managed by our investment adviser, on terms and conditions that are the same in all material respects for all parties. At the present time, these funds include Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. On November 18, 1997, we received an exemptive order from the Securities and Exchange Commission that, subject to certain terms and conditions, relieves us from certain provisions of the Investment Company Act of 1940 and generally permits us to co-invest with investment funds managed by our investment adviser.

Temporary Investments

      We invest our cash in cash equivalents, government securities and high quality debt securities maturing in 90 days or less from the time of investment.

The Investment Advisory Agreement

      Pursuant to the Investment Advisory Agreement, Brantley Capital Management, L.L.C., Lakepoint, 3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122, serves as our investment adviser. Subject to the overall supervision of our board of directors, our investment adviser administers our business affairs and furnishes us with office facilities and clerical, bookkeeping and record keeping services at such facilities.

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

      In return for its services, we currently pay our investment adviser an annual management fee of 2.85% of our average net assets, determined at the end of each calendar quarter, and payable quarterly in arrears, throughout the term of the Investment Advisory Agreement.

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

      The Investment Advisory Agreement was approved by our board of directors on October 29, 1996, and is renewable each year on November 26, provided that its continuance is approved annually by our board of directors or by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, including, in either case, approval by our directors who are not interested persons. Our board of directors recently approved the renewal of the Investment Advisory Agreement and it is therefore subject to renewal on November 26, 2003. The Investment Advisory Agreement may be terminated by either party without penalty upon at least 60 days’ notice to the other. See “Risk Factors — We Depend Upon Our Investment Adviser for Our Future Success.”

      Subject to stockholder approval, our board of directors has approved and we intend to enter into a new investment advisory agreement that, among other things, reduces the fee we pay on our net assets from 2.85% to 2.5%. The new investment advisory agreement also requires us to pay our advisor a fee equal to 20% of the distributions we make to stockholders in excess of $10.00 per share, provided that no payment shall be made until we have distributed at least $13.00 per share to our stockholders. We intend to seek stockholder approval of the new investment advisory agreement at our 2003 Annual Meeting of Stockholders. Our investment advisor will operate under the currently executed investment advisory agreement pending the approval of the new investment advisory agreement by our stockholders.

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

      For its services, we pay the administrator an annual fee based on our average net assets of (i) 0.08% of the first $100 million of average net assets; (ii) 0.06% of the next $100 million of average net assets; and (iii) 0.04% of average net assets in excess of $200 million, subject to a minimum annual fee of $75,000. Based on our net assets of $65,900,328 at December 31, 2002, the annual fee we would pay to the administrator in 2003 would be $75,000. An additional annual fee of $10,000 will be applied if we engage in leverage transactions other than temporary borrowings. We also reimburse the administrator for its out-of-pocket expenses.

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

      In adjusting the value of any given portfolio company, our board of directors applies various methods under our valuation guidelines to determine value. They may use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation. This basis of valuation is referred to as the “private market method” and is used only with respect to completed transactions or firm offers made by sophisticated, independent investors. Our board of directors may also use appraisal procedures to determine fair value. Appraisal valuations are based upon such factors as the portfolio company’s earnings and net worth, the market prices for similar securities of comparable companies and an assessment of the company’s future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

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

      Our board of directors reviews our valuation policies from time to time to determine their appropriateness. Our board of directors may also hire independent firms to review the methodology of valuation or to conduct a valuation.

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

      “Our Internet address is www.brantleycapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.”

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

Tax Status

      The following discussion is a general summary of the material United States federal income tax considerations applicable to us and to an investment in our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. The discussion is based upon the Internal Revenue Code, Treasury Regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change. You should consult your own tax advisor with respect to tax considerations that pertain to your purchase of our common stock.

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

Taxation as a Regulated Investment Company

      We intend to continue to be treated for tax purposes as a “regulated investment company” under Subchapter M of the Internal Revenue Code (“the Code”). If we (i) qualify as a regulated investment company and (ii) distribute to our stockholders in a timely manner at least 90% of our “investment company taxable income,” as defined below (the “90% Distribution Requirement”) each year, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gain in excess of net short-term capital loss) that we distribute (or treat as “deemed distributed”) to stockholders. “Investment Company Taxable Income” under the Code generally means all taxable income excluding any net capital gains and with certain other adjustment period. In addition, if we distribute in a timely manner the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income not distributed in prior years, we will not be subject to the 4% nondeductible federal excise tax on certain undistributed income of regulated investment companies (the “Excise Tax Avoidance Requirements”). We generally will endeavor to distribute (or treat as deemed distributed) to our stockholders all of our investment company taxable income and our net capital gain, if any, for each taxable year so that we will not incur federal income or excise taxes on our earnings. We will be subject to federal income tax at our regular corporate rate for any amounts of investment company taxable income or net capital gain not distributed (or deemed distributed) to our stockholders.

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

Item 3. Legal Proceedings

      On September 25, 2002, Phillip Goldstein, a director and shareholder of the Company filed a lawsuit in the District Court for the Northern District of Ohio against us, Robert Pinkas, James Oliver, Benjamin Bryan and IVS Associates, Inc. alleging, among other things, that the Company engaged in wrongdoing and that the individual defendants breached their fiduciary duties during the Annual Meeting of Stockholders held on September 17, 2002. Mr. Goldstein alleges that the Company’s actions surrounding the closing of the polls disenfranchised certain shareholders. Mr. Goldstein sought to have votes for which he had proxies, which were submitted after the polls were closed, counted. He also sought an order declaring his nominees to be directors of the Company. The Company also asserted a counterclaim against Mr. Goldstein alleging violations of the proxy rules and the failure to disclose his participation in a group as required by Regulation 13D. Mr. Goldstein denied the allegations of the counterclaims. Mr. Goldstein’s motion for a temporary restraining order was denied, and a hearing for a preliminary injunction was held on November 18-21, 2002. On December 18, 2002, Magistrate Jack B. Streepy issued a report and recommendation that Mr. Goldstein’s motion for a preliminary injunction be granted. Both parties filed objections to the Magistrate’s report. No order has been issued by the Court to date. On February 13, 2003, the judge set a trial date of March 19, 2003, and on March 19, 2003, the judge issued a 60 day stay of the proceeding.

      On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Item 3. Legal Proceedings.” Under the memorandum, we agreed, among other things:

•	that Mr. Bryan would resign from the board of directors and to appoint Mr. Gerald Hellerman to serve on the board of directors and that if Mr. Hellerman resigns or is unable to serve that a representative of Mr. Goldstein’s choosing will be appointed to the board;

•	to pursue a plan to orderly dispose of assets and distribute proceeds to stockholders, or, in the alternative, to pursue a merger or a sale of assets of the Company;

•	that Mr. Goldstein will not engage in a proxy contest against the Company;

•	to enter into a new investment advisory agreement that would:

•	reduce the fee payable to our adviser from 2.85% of our net assets to 2.5%;

•	entitle our adviser to receive a fee of 20% of the proceeds distributed to stockholders in excess of $10.00 per share, provided that none of this amount shall be paid until distributions of at least $13.00 per share have been made;

•	to terminate all currently outstanding stock options and not to grant any further stock options;

•	that the parties will refrain from disparaging each other; and

•	to reimburse Mr. Goldstein for expenses not to exceed $275,000 (such expenses are to be reimbursed before any further advisory fees are paid). The Company has accrued such expenses at December 31, 2002, however payment will be subject to compliance with the Investment Company Act of 1940.

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan, Mr. Hellerman was appointed to the board of directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders. See “— Investment Adviser” and “— Investment Advisory Agreement.”

      As a result of the Memorandum of Understanding, we intend to make only follow-on investments in our portfolio companies. Otherwise, we will seek to orderly dispose of our assets and distribute any proceeds to our stockholders.

      On October 8, 2002, Thomas Kornfeld and Robert Strougo filed a purported class action lawsuit against the Company, the directors of the Company excluding Phillip Goldstein, IVS Associates, Inc. and JMP Securities LLC, alleging a series of derivative and direct claims that the directors have breached their fiduciary duties and that the Company engaged in wrongdoing with respect to the Annual Meeting of Stockholders held on September 17, 2002. The factual allegations are substantially similar to the complaint filed by Mr. Goldstein and also include allegations of conversion of corporate funds. The complaint seeks, among other things, an order declaring Mr. Goldstein’s nominees to be directors of the Company, an order declaring that the investment advisory agreement be terminated and damages for breach of fiduciary duty. On January 12, 2003, the plaintiffs filed a motion to consolidate this lawsuit with the lawsuit by Goldstein discussed above, which was subsequently denied.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “BBDC” and historically has traded at prices below our net asset value per share. The following table sets forth, for the periods indicated, our net asset value per share of common stock and the high and low sales prices per share of our common stock. Prior to September 23, 1999, our common stock traded on the Nasdaq SmallCap Market under the same symbol. On March 26, 2003, the last reported sales price of our common stock was $8.30 per share.

		Range of Sales
	Net Asset	Prices
	Value per
	Share(1)	High	Low

Year ended December 31, 2002
First Quarter	17.85	11.00	9.62
Second Quarter	17.78	10.80	8.92
Third Quarter	17.57	10.00	7.79
Fourth Quarter	17.29	8.90	7.01
Year ended December 31, 2001
First Quarter	13.67	8.750	7.500
Second Quarter	14.55	9.500	7.750
Third Quarter	14.09	9.410	7.690
Fourth Quarter	17.85	10.890	8.000

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

      Since our initial public offering, we have distributed more than 98% of our ordinary income and 98% of our capital gain net income to our stockholders on an annual basis. For the years ended 2002, 2001, and 2000, we declared dividends of $0.00, $0.19 and $0.626, respectively.

      Our current intention is to continue distributing our ordinary income and our short-term capital gains on an annual basis to our stockholders. We may also choose to distribute some or all of our net realized long-term capital gains. Pursuant to our Memorandum of Understanding with Mr. Goldstein, we have agreed to distribute proceeds from the disposition of our assets to stockholders. There can be no assurance as to the timing or amounts of these distributions. See “Item 3. Legal Proceedings.”

      We maintain an “opt out” dividend reinvestment and cash purchase plan for our stockholders. Under the plan, if shares of our common stock are registered in your name, dividends will be automatically reinvested in additional shares of common stock unless you “opt out” of the plan.

Item 6. Selected Financial Data

(all figures in thousands except per share data)

	2002	2001	2000	1999	1998	1997	1996

Financial Position
Total assets	$73,747	$75,534	$58,471	$54,991	$50,456	$43,825	$36,620
Note payable	6,000	6,000	6,000	—	—	—	—
Net assets	65,900	68,006	51,943	52,440	49,941	42,912	36,142
Changes in Net Assets
(years ended December 31)
Net investment income (loss)	(2,158)	(1,208)	145	320	(69)	31	(7)
Net gain on investments	52	18,007	1,734	3,932	7,137	5,683	—
Net change in net assets from operations	(2,106)	16,800	1,879	4,252	7,068	5,713	(7)
Dividends	0.00	736	2,376	1,753	38	444	—
Per Share Data
Net assets	17.290	17.850	13.630	13.760	13.110	11.260	9.870
Closing market price	7.700	10.890	8.625	8.000	7.125	9.630	10.000
Cash dividends	0.00	0.19	0.620	0.460	0.010	0.120	—

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

      On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Item 3. Legal Proceedings.” Under the memorandum, we agreed, among other things:

•	that Mr. Bryan would resign from the board of directors and to appoint Mr. Gerald Hellerman to serve on the board of directors and that if Mr. Hellerman resigns or is unable to serve that a representative of Mr. Goldstein’s choosing will be appointed to the board;

•	to pursue a plan to orderly dispose of assets and distribute proceeds to stockholders, or, in the alternative, to pursue a merger or a sale of assets of the Company;

•	that Mr. Goldstein will not engage in a proxy contest against the Company;

•	to enter into a new investment advisory agreement that would:

•	reduce the fee payable to our adviser from 2.85% of our net assets to 2.5%;

•	entitle our adviser to receive a fee of 20% of the proceeds distributed to stockholders in excess of $10.00 per share, provided that none of this amount shall be paid until distributions of at least $13.00 per share have been made;

•	to terminate all currently outstanding stock options and not to grant any further stock options;

•	that the parties will refrain from disparaging each other; and

•	to reimburse Mr. Goldstein for expenses not to exceed $275,000 (such expenses are to be reimbursed before any further advisory fees are paid). The Company has accrued such expenses at December 31, 2002, however payment will be subject to compliance with the Investment Company Act of 1940.

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan on March 19, 2003, Mr. Hellerman was appointed to the board of directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders. See “— Investment Adviser” and “— Investment Advisory Agreement.”

     Critical Accounting Policies and Estimates

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

      Portfolio investments listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system on the date of valuation. Securities traded in the over-the-counter market are valued based on the average of the closing bid and asked prices on the date of valuation. Interest income is recorded on mezzanine investments when the payment is contractually due unless a loan is more than 30 days past due. Interest is not accrued on any loans that are more than 30 days past due. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent that their are adverse future developments, previously recognized dividend and interest income may not be realized.

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

Results of Operations

  Dividend and Interest Income

      Dividend and interest income on investments for the years ended December 31, 2002, 2001 and 2000 were $2,913,667, $1,581,837 and $2,252,497, respectively. The reduction in interest and dividend income during the year ended December 31, 2001 was primarily due to the reduction in short-term interest rates on uninvested cash. The increase in interest and dividend income during the year ended December 31, 2002 was primarily due to the private equity portfolio being fully invested during 2002 thereby generating additional dividend income. In addition, we received special dividends of $845,310 from Fitness Quest, Inc. during 2002.

  Operating Expenses

      Total operating expenses during the years ended December 31, 2002, 2001 and 2000 were $5,072,064, $2,789,513 and $2,107,415, respectively. A significant component of total operating expenses was advisory fees of $1,901,941, $1,631,885 and $1,546,093 earned by our investment adviser during the years ended December 31, 2002, 2001 and 2000, respectively. The increases in advisory fees are a result of the increases we have experienced in net asset value. A second component of total operating expenses was professional fees of $1,929,878, $309,759, and $191,002 during the years ended December 31, 2002, 2001, and 2000 respectively. The increase in professional fees during 2002 reflect the cost of the proxy contest and resulting litigation including the accrual of the reimbursement of legal fees and proxy costs, and the write-off of prepaid offering costs due to our decision not to proceed with the previously announced rights offering. We have accrued $275,000 in connection with Phillip Goldstein’s proxy and litigation costs. Payment of such amounts will be subject to compliance with the Investment Company Act of 1940.

  Net Realized and Unrealized Gains on Investment Transactions

      During the years ended December 31, 2002, 2001 and 2000, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $52,411, $18,007,426 and $1,734,233, respectively. At December 31, 2002, and 2001, we had investments in eleven and twelve privately-held companies, respectively, as well as in various small-capitalization public stocks which are subject to general stock market and business conditions. The unrealized gains during such periods were significantly influenced by general stock market and business conditions, as well as the December 21, 2001 revaluation of Flight Options International, Inc.

Financial Condition, Liquidity and Capital Resources

      At December 31, 2002 and 2001, we had $237,154 and $5,369,345, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of the lender and is not readily available to fund investments or pay operating expenses.

      Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as necessary. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note is unsecured and carries an interest rate of prime plus 1% (5.25% at December 31, 2002). As of March 31, 2003 $1.5 million has been drawn down on the note.

      At December 31, 2002 and 2001, we had stockholders’ equity of $65,900,328 and $68,006,314, respectively, resulting in a net asset value per share of $17.29 and $17.85, respectively.

      At December 31, 2002, we had $6,000,000 of outstanding indebtedness. For the year ended December 31, 2002, the weighted average interest rate on this indebtedness was 4.83%.

      Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. hold, in the aggregate, approximately $156 million of private equity investments. These partnerships are related to our investment adviser in a manner that required the receipt, from the Securities and Exchange Commission, of an exemption from certain provisions of the Investment Company Act of 1940 in order to permit us, under certain circumstances, to invest in the same portfolio companies as the other private investment funds managed by our investment adviser.

      We intend to use our cash to make only follow on investments in the future, and distribute any remaining proceeds from liquidity events to stockholders.

      At December 31, 2002 and December 31, 2001, the aggregate cost of the investments we made to date was $30.3 million and $28.9 million, respectively, and their aggregate market value was $62.1 million and $60.3 million, respectively, for an aggregate fair value appreciation of 105% and 109%, respectively. Our management believes that our portfolio companies have significant potential for long-term growth in sales and earnings.

  Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at December 31, 2002.

Name of Company	Nature of its Principal Business	Cost	Fair Value

Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	2,437,201	2,430,541

Fitness Quest, Inc.	Fitness Products Direct Marketer	3,846,358	8,658,041

Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000

Health Care Solutions, Inc.	Home Health Care Provider	3,549,000	3,578,401

The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000

National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513

Pediatric Physicians Alliance, Inc.	Pediatric Physician Practice Management Group	3,439,448	3,464,348

Petroleum Partners, Inc.	Petroleum Distribution Maintenance Services	3,325,000	3,325,000

Prime Office Products, Inc.	Office Products Distributor	1,500,000	1,500,000

Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,000

Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960

International Total Services, Inc.	Security	68,410	31

	Total	$30,274,890	$62,083,835

(1)	We hold a warrant to purchase common stock with an exercise price in excess of the market price of the common stock at December 31, 2002.

      Our individually significant equity and mezzanine investments at December 31, 2002 are described below:

  Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. We also received a detachable capital stock purchase warrant exercisable for 5% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. On January 26, 2001, we funded a $166,667 12% promissory note from Disposable Products. In addition, through December 31, 2002 we funded additional 12% promissory notes of $1,270,534 from Disposable Products.

  Fitness Quest, Inc

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

      As a result of the transaction described above, our board of directors met to review the terms of the transaction including, among other things, a valuation review prepared by an investment banking firm working on the transaction. Consistent with our valuation guidelines, the board used a private market method to value our investment in Flight Options, Inc. and approved an increase in the value of our investment in Flight Options, Inc. to $32.5 million. At December 31, 2002, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

  The Holland Group, Inc.

      On July 13, 2000, we funded a $2.1 million commitment to invest with Brantley Partners IV, L.P. in a $8.5 million preferred stock issue of The Holland Group, Inc. The Holland Group is a provider of temporary staffing and human resource management services that currently operates 35 branches in five states. In this transaction, we purchased 282,530 shares of The Holland Group’s Series A 8% Convertible Preferred Stock. In February 2002 we purchased a $50,000 12% convertible subordinated note from The Holland Group which was repaid with interest in December 2002.

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

      In addition to the above investment, we funded $1,875,000 of 10% Convertible Subordinated Notes through December 31, 2002. The proceeds of the notes were used for operating purposes.

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

  Small-Capitalization Public Equity Investments

      As the Company’s assets became more fully invested, we made the decision to dedicate the remaining available capital to our private company investment activities. As a result, we began liquidating our small-capitalization public stock portfolio in the third quarter of 2002.

 New Accounting Pronouncements

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 have been adopted for the Company’s financial statements for the year ended December 31, 2002. This statement requires companies electing not to expense stock options under fair market value method to provide pro forma net income and earnings per share information, not only annually but on a quarterly basis. While continuing to review the matter, the Company has no current plans to begin expensing stock options.

  Related Party Information

      The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. The Company currently pays to the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 2002, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $477,860. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director, and Michael J. Finn, President of the Company, are officers and managers of the Investment Adviser, and together own 100% of the Investment Adviser. As stated above in Item 1 (Business—Potential Co-Investments and Follow-On Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in “Financial Statements and Supplementary Data”), the Company co-invests in portfolio companies from time to time with affiliates of the Company and the Investment Adviser, including certain venture capital investment partnerships. Certain officers and directors of the Company and officers of the Investment Adviser also serve as general partners of the investment partnerships’ general partner. The Company’s co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Company from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

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

      On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Item 3. Legal Proceedings.” Under the memorandum, we agreed, among other things:

•	that Mr. Bryan would resign from the board of directors and to appoint Mr. Gerald Hellerman to serve on the board of directors and that if Mr. Hellerman resigns or is unable to serve that a representative of Mr. Goldstein’s choosing will be appointed to the board;

•	to pursue a plan to orderly dispose of assets and distribute proceeds to stockholders, or, in the alternative, to pursue a merger or a sale of assets of the Company;

•	that Mr. Goldstein will not engage in a proxy contest against the Company;

•	to enter into a new investment advisory agreement that would:

•	reduce the fee payable to our adviser from 2.85% of our net assets to 2.5%;

•	entitle our adviser to receive a fee of 20% of the proceeds distributed to stockholders in excess of $10.00 per share, provided that none of this amount shall be paid until distributions of at least $13.00 per share have been made;

•	to terminate all currently outstanding stock options and not to grant any further stock options;

•	that the parties will refrain from disparaging each other; and

•	to reimburse Mr. Goldstein for expenses not to exceed $275,000 (such expenses are to be reimbursed before any further advisory fees are paid). The Company has accrued such expenses at December 31, 2002, however payment will be subject to compliance with the Investment Company Act of 1940.

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan on March 19, 2003, Mr. Hellerman was appointed to the board of directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      We have invested in small and medium-sized companies, and our investments are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation and dividend distributions. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. We value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our consolidated statements of operations as “Net unrealized gain (loss) on investments.”

      We consider the management of equity price risk essential to conducting our business. Our portfolio consists of investments in private companies. We anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. This could also affect our ability to generate cash through the sale of private equity investments, since there may not be realistic initial public offering opportunities.

Impact of Inflation

      We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

Item 8. Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31,

	2002	2001

ASSETS
Investments, at fair value
Companies 5% to 25% owned	$59,602,279	$56,482,013
Companies less than 5% owned	2,481,556	3,829,094
Cash and cash equivalents	237,154	5,369,345
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	5,426,694	3,493,059
Other assets	—	360,158

Total Assets	$73,747,683	$75,533,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$6,000,000	$6,000,000
Payable for investments purchased	—	200,000
Advisory fee payable	477,860	487,931
Accrued professional fees	1,095,505	53,163
Distributions payable	—	736,455
Other liabilities	273,990	49,806

Total Liabilities	7,847,355	7,527,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	38,105	38,105
Additional paid in capital	34,506,838	37,484,895
Retained earnings	31,355,385	30,483,314

Total Stockholders’ Equity	65,900,328	68,006,314

Total Liabilities and Stockholders’ Equity	$73,747,683	$75,533,669

Net Asset Value Per Share	$17.29	$17.85

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2002	2001	2000

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$2,764,126	$1,581,837	$2,252,497
Companies less than 5% owned	149,541	—	—

Total investment income	2,913,667	1,581,837	2,252,497

Operating Expenses:
Advisory fees	1,901,941	1,631,885	1,546,093
Administration fees	75,000	74,795	75,001
Professional fees	1,929,878	309,759	191,002
Interest and other expenses	1,165,245	773,074	295,319

Total operating expenses	5,072,064	2,789,513	2,107,415

Investment (Loss) Income	(2,158,397)	(1,207,676)	145,082

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) Companies less than 5% owned	(402,012)	1,155,843	1,564,206
Net unrealized gains on investments	454,423	16,851,583	170,027

Net realized and unrealized gains (losses) on investment transactions	52,411	18,007,426	1,734,233

Net increase (decrease) in net assets resulting from operations	$(2,105,986)	$16,799,750	$1,879,315

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.55)	$4.41	$0.49

Weighted average number of shares outstanding,basic and diluted	3,810,535	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 1999	$38,105	$37,505,433	$14,896,797	$52,440,335

Net increase in net assets from operations:
Net investment income	—	—	145,082	145,082
Net realized gain	—	—	1,564,206	1,564,206
Net unrealized gain	—	—	170,027	170,027
Distributions from:				—
Net investment income	—	(20,538)	(112,831)	(133,369)
Net realized gains	—	—	(2,243,262)	(2,243,262)

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations:
Net investment loss	—	—	(1,207,676)	(1,207,676)
Net realized gain	—	—	1,155,843	1,155,843
Net unrealized gain	—	—	16,851,583	16,851,583
Distributions from:
Net investment income	—	—	—	—
Net realized gains	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment loss	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$(2,105,986)	$16,799,750	$1,879,315
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized losses (gains) from investments	402,012	(1,155,843)	(1,564,206)
Net unrealized gains on investments	(454,423)	(16,851,583)	(170,027)
Changes in assets and liabilities:
Dividend and interest receivable	(1,933,635)	(1,389,248)	(868,349)
Other assets	360,158	(337,208)	103,843
Payable for investments purchased	(200,000)	—	—
Advisory fee payable	(10,071)	103,955	18,092
Accrued professional fees	1,042,342	(15,207)	(17,350)
Distributions payable	(736,455)	—	(1,752,847)
Other liabilities	224,184	(26,327)	(26,191)
Purchases of investment securities	(9,422,705)	(5,871,814)	(18,013,911)
Sales/Maturities of investment securities	7,702,388	3,941,883	12,552,541
Purchases of short-term investments	—	(513,664,214)	(3,707,778,089)
Sales/Maturities of short-term investments	—	514,952,769	3,707,769,863

Net cash used for operating activities	(5,132,191)	(641,376)	(5,469,596)

Cash Flows from Financing Activities:
Note Payable	—	—	6,000,000
Distributions	—	—	(2,376,631)

Net cash provided by financing activities	—	—	3,623,369

Net change in cash and cash equivalents for the year	(5,132,191)	(3,513,087)	(4,244,607)
Cash and cash equivalents, beginning of year	5,369,345	8,882,432	13,127,039

Cash and cash equivalents, end of the year	$237,154	$5,369,345	$8,882,432

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENT OF INVESTMENTS
December 31, 2002

Name of Issuer and Title of Issue	Shares/Par	Value

Avionics
Flight Options International Inc. Preferred Stock and Warrants *#@	3,342,060	32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #	2,437,201	2,430,541
The Holland Group, Inc. Convertible Preferred Stock #@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	31
Prime Office Products, Inc. Convertible Preferred Stock #@	750,000	1,500,000

		6,055,572

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock #@	793,000	3,172,000
Integrated Physician Solutions, Subordinated Debt with Warrants #	297,448	292,348
Health Care Solutions, Subordinated Debt with Warrants *#	3,677,572	3,578,401
National Rehabilitation Partners, Inc. Convertible Preferred Stock#@	2,218,375	1,455,387
National Rehabilitation Partners, Inc Subordinated Debt	26,126	26,126

		8,524,262

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock #@	897,572	700,000
Streamline Foods, Inc. Subordinated Debt with Warrants #	122,500	95,000
Value Creation Partners, Inc. Convertible Preferred Stock #@	304,989	2,225,960
Waterlink, Inc. Warrants	53,550	—

		3,020,960

Oil
Petroleum Partners, Inc. Convertible Preferred Stock #@	850,000	1,450,000
Petroleum Partners, Inc. Subordinated Debt with Warrants #	1,953,125	1,875,000

		3,325,000

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock #@*	788,961	5,440,000
Fitness Quest, Inc. Common Stock #@	679,641	1,970,959
Fitness Quest, Inc. Warrants #@	181,172	1,247,082

		8,658,041

Total Investments—(Cost $30,274,890)		$62,083,835

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity.

#	Represents privately held securities which are considered illiquid.

@	Represents more than 5% but less than 25% of the voting class of securities.

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

      The Company has invested in securities classified as “restricted securities” under the Securities Act of 1933. The value of restricted stock investments for which no public market exists cannot be precisely determined. These securities will usually be subject to restrictions on resale or otherwise have no established trading market. The lack of liquidity of these securities may adversely affect the ability of the Company to dispose of them in a timely manner and at a fair price when the Company deems it necessary or advantageous. (See Also Note 12).

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

  C. Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with minimal interest rate risk and original maturities of three months or less at acquisition date. The stated value of these instruments approximates fair market value due to their short-term nature. At December 31, 2002, cash and cash equivalents consisted of the following:

	December 31,	December 31,
	2002	2001

Cash	$6,237,154	$11,369,345

Non-restricted Cash	$237,154	$5,369,345

Restricted Cash	$6,000,000	$6,000,000

      Pursuant to a note payable agreement (Note 10), the Company is obligated to maintain $6.0 million of cash under the direction of the lender.

  D. Security Transactions and Related Income

      Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on the accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent that their are adverse future developments, previously recognized dividend and interest income may not be realized.

  E. Dividends and Distributions to Stockholders

      The Company intends to make distributions to its stockholders of substantially all of its investment company taxable income. The Company may choose to distribute net realized long-term capital gains, or to retain such gains to supplement the Company’s equity capital and support growth in its portfolio. Income distributions and capital gain distributions are determined in accordance with income tax regulations, which may differ from accounting principles generally accepted in the United States. (See also Note 12).

  F. Income Taxes

      The Company intends to continue to qualify as a regulated investment company by complying with the applicable provisions available to certain investment companies as defined in applicable sections of the Internal Revenue Code. Therefore, no provision for income taxes has been recorded.

NOTES TO THE FINANCIAL STATEMENTS — Continued

  G. Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current year presentation.

  H. Segments

      The Company operates as one segment as defined by Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

3. Investment Advisory Agreement

      The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with the Investment Adviser under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company. (See also Note 12).

4. Investments

      At December 31, 2002 and 2001, the cost of investments for federal income tax purposes was the same for financial reporting purposes.

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

      At December 31, 2002 and 2001, the Company owed $477,860 and $487,931 respectively, to the Investment Adviser for management and advisory services.

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

7. Stockholders’ Equity

      The Company is authorized to issue 25,000,000 shares of Common Stock with a par value $0.01 per share. Shares totaling 3,660,535 were issued through the organization and initial public offering of the Company at a per share price of $10.00. On January 15, 1997, the underwriters of the initial offering of the Company’s shares exercised an option to purchase an additional 150,000 shares of Common Stock at $10.00 per share resulting in total shares outstanding of 3,810,535. The proceeds of the offerings were recorded net of offering costs.

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

NOTES TO THE FINANCIAL STATEMENTS — Continued

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

      In order to facilitate the purchase of shares under the Plan or Director’s Plan, the Company may make arms’-length loans to each plan’s participants, under the terms required by Section 57 (j)(2) of the Investment Company Act of 1940. No loans were outstanding as of December 31, 2002.

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (“the Statement”). The Statement encourages companies to recognize expense for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue the existing accounting method and to not adopt the fair value method. Management has assessed the impact of this pro forma disclosure requirement and determined that it is not material to the operations of the Company in 2002 and 2001. Management used the Black Scholes model to perform this assessment. Key assumptions included an estimated volatility of .253, expected option life of 5 years, an expected dividend yield of 4.38 and a risk free interest rate of 4.95%. (See also Note 12).

NOTES TO THE FINANCIAL STATEMENTS — Continued

9. Financial Highlights

	Year ended December 31, 2001

	2002	2001

Net Asset Value, Beginning of year	$17.85	$13.63
Income from investment operations:
Net Investment Loss	(0.57)	(0.32)
Net Realized and Unrealized Gain on Investments	0.01	4.73

Total from investment operations:	(0.56)	4.41

Less Distributions from Net Realized Gains	—	(0.19)

Net Asset Value, end of the year	$17.29	$17.85

Market Value, end of the year	$7.700	$10.890

Total Return, at Market Value	(29.29)%	28.55%
Total Return, at NAV	(3.14)%	30.96%
Total Expenses/ Average Net Assets	7.58%	4.65%
Net Investment Income/ Average Net Assets	(3.22)%	(2.01)%

10. Debt

      The note payable to bank at December 31, 2002 was a secured note with interest payable at the bank’s prime rate, 4.25% at December 31, 2002. Under the terms of the agreement, the Bank may request repayment on demand. Interest is paid monthly. Interest paid for the years ending December 31, 2002 and 2001 was approximately $290,000 and $440,000, respectively.

11. Commitments and Contingencies

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

      On October 8, 2002, Thomas Kornfeld and Robert Strougo filed a purported class action lawsuit against the Company, the directors of the Company excluding Phillip Goldstein, IVS Associates, Inc. and JMP Securities LLC, alleging a series of derivative and direct claims that the directors have breached their fiduciary duties and that the Company engaged in wrongdoing with respect to the Annual Meeting of Stockholders held on September 17, 2002. The factual allegations are substantially similar to the complaint filed by Mr. Goldstein and also include allegations of conversion of corporate funds. The complaint seeks, among other things, an order declaring Mr. Goldstein’s nominees to be directors of the Company, an order declaring that the investment advisory agreement be terminated and damages for breach of fiduciary duty. On January 12, 2003, the plaintiffs filed a motion to consolidate this lawsuit with the lawsuit by Goldstein discussed below, which was subsequently denied.

      The Company does not believe that the resolution of this matter will have a material impact on the Company’s financial position, results of operations, or cash flows.

12. Subsequent Events

      On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September

NOTES TO THE FINANCIAL STATEMENTS — Continued

2002, subject to compliance with the Investment Company Act of 1940. Under the memorandum, we agreed, among other things:

•	that Mr. Bryan would resign from the board of directors and to appoint Mr. Gerald Hellerman to serve on the board of directors and that if Mr. Hellerman resigns or is unable to serve that a representative of Mr. Goldstein’s choosing will be appointed to the board;

•	to pursue a plan to orderly dispose of assets and distribute proceeds to stockholders, or, in the alternative, to pursue a merger or a sale of assets of the Company;

•	that Mr. Goldstein will not engage in a proxy contest against the Company;

•	to enter into a new investment advisory agreement that would:

•	reduce the fee payable to our adviser from 2.85% of our net assets to 2.5%;

•	entitle our adviser to receive a fee of 20% of the proceeds distributed to stockholders in excess of $10.00 per share, provided that none of this amount shall be paid until distributions of at least $13.00 per share have been made;

•	to terminate all currently outstanding stock options and not to grant any further stock options;

•	that the parties will refrain from disparaging each other; and

•	to reimburse Mr. Goldstein for expenses not to exceed $275,000 (such expenses are to be reimbursed before any further advisory fees are paid).

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan on March 19, 2003, Mr. Hellerman was appointed to the Board of Directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders.

      In March 2003, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank for the purpose of paying operating expenses pending potential liquidity events. The note is unsecured and carries an interest rate of prime plus 1%.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders of

Brantley Capital Corporation:

      We have audited the accompanying balance sheet of Brantley Capital Corporation (Company), including the statement of investments, as of December 31, 2002, and the related statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit. The financial statements of Brantley Capital Corporation as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 7, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 2002, by written confirmation with the custodian or investment portfolio companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 2002, and the results of its operations, the changes in its net assets, its cash flows, and its financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Cleveland, Ohio

March 6, 2003, except for note 12,

which is as of March 19, 2003

Note: This is a copy of a report previously issued by Arthur Andersen LLP, Brantley Capital Corporation’s former independent accountants. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio

March 7, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 11, 2002, Brantley Capital Corporation (the “Company”) dismissed Arthur Andersen (“AA”) as its independent auditors. AA’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Audit Committee of the Company’s Board of Directors and was submitted for ratification by its stockholders.

      During the Company’s two most recent fiscal years and any subsequent interim period preceding the dismissal of AA, there were no disagreements with AA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AA, would have caused them to make reference to the subject matter of such disagreements in connection with their reports.

      During the Company’s two most recent fiscal years and any subsequent interim period preceding AA’s dismissal:

(1)	AA did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements did not exist;

(2)	AA did not advise the Company that information had come to AA’s attention that let them to no longer be able to rely on management’s representations, or that made them unwilling to be associated with the financial statements prepared by management;

(3)	AA did not advise the Company of the need to expand significantly the scope of their audit, or that information had come to their attention during such period that, if further investigated, may (i) materially impact the fairness or reliability of previously issued financial statements and Reports of Independent Auditors, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause AA to be unwilling to rely on management’s representations or be associated with the Company’s financial statements; and

(4)	AA did not advise the Company that information had come to their attention that they had concluded materially impacted the fairness or reliability of previously issued financial statements and Reports of Independent Auditors, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

      The Company engaged KPMG LLP (“KPMG”) to act as its independent auditors, effective June 11, 2002. During the Company’s two most recent fiscal years and any subsequent interim period prior to engaging KPMG, the Company did not consult KPMG regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and KPMG did not provide either a written report or oral advice to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event, each as defined in Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the caption “ELECTION OF DIRECTORS” in the Company’s definitive Proxy Statement, to be filed within 120 days, for its Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 )the “2003 Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth under the caption “EXECUTIVE COMPENSATION” in the 2003 Proxy Statement to be filed within 120 days is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “ELECTION OF DIRECTORS” in the 2003 Proxy Statement to be filed within 120 days is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. The Company currently pays to the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 2002, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $477,860. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director, and Michael J. Finn, President of the Company, are officers and managers of the Investment Adviser, and together own 100% of the Investment Adviser. As stated above in Item 1 (Business—Potential Co-Investments and Follow-On Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in “Financial Statements and Supplementary Data”), the Company co-invests in portfolio companies from time to time with affiliates of the Company and the Investment Adviser, including certain venture capital investment partnerships. Certain officers and directors of the Company and officers of the Investment Adviser also serve as general partners of the investment partnerships’ general partner. The Company’s co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Company from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

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

      On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Item 3. Legal Proceedings.” Under the memorandum, we agreed, among other things:

•	that Mr. Bryan would resign from the board of directors and to appoint Mr. Gerald Hellerman to serve on the board of directors and that if Mr. Hellerman resigns or is unable to serve that a representative of Mr. Goldstein’s choosing will be appointed to the board;

•	to pursue a plan to orderly dispose of assets and distribute proceeds to stockholders, or, in the alternative, to pursue a merger or a sale of assets of the Company;

•	that Mr. Goldstein will not engage in a proxy contest against the Company;

•	to enter into a new investment advisory agreement that would:

•	reduce the fee payable to our adviser from 2.85% of our net assets to 2.5%;

•	entitle our adviser to receive a fee of 20% of the proceeds distributed to stockholders in excess of $10.00 per share, provided that none of this amount shall be paid until distributions of at least $13.00 per share have been made;

•	to terminate all currently outstanding stock options and not to grant any further stock options;

•	that the parties will refrain from disparaging each other; and

•	to reimburse Mr. Goldstein for expenses not to exceed $275,000 (such expenses are to be reimbursed before any further advisory fees are paid).

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan on March 19, 2003, Mr. Hellerman was appointed to the board of directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders

Item 14. Controls and Procedures

      (a) Within the 90-day period prior to the filing date of this annual report, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

      (b) There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements — The following financial statements of the Company are contained in Item 8 of this Form 10-K:
Balance Sheets — December 31, 2002 and December 31, 2001
Statements of Operations — For the years ended December 31, 2002, 2001 and 2000
Statements of Cash Flows — For the years ended December 31, 2002, 2001 and 2000
Statements of Stockholders’ Equity — For the years ended December 31, 2002, 2001 and 2000
Notes to the Financial Statements
Report of Independent Public Accountants

2.	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3.	Exhibits — Reference is made to the Exhibit Index which is found on page 45 of this Form 10-K.

(b)	Disclosures were made under Item 5 on Forms 8-K dated December 18, 2002, January 3, 2003 and March 19, 2003 in connection with the litigation discussed under Item 3..

(c)	Exhibits — Reference is made to the Exhibit Index which is found on page 45 of this Form 10-K.

(d)	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

By:	/s/ ROBERT P. PINKAS

Title:	Robert P. Pinkas,

Chairman of the Board,
Chief Executive Officer
and Treasurer

Date: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	March 31, 2003

/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	March 31, 2003

/s/ PAUL H. CASCIO Paul H. Cascio	Vice President, Secretary and Director	March 31, 2003

/s/ L. PATRICK BALES L. Patrick Bales	Director	March 31, 2003

Gerald Hellerman	Director	March 31, 2003

/s/ PETER SALTZ Peter Saltz	Director	March 31, 2003

/s/ JAMES P. OLIVER James P. Oliver	Director	March 31, 2003

/s/ PHILLIP GOLDSTEIN Phillip Goldstein	Director	March 31, 2003

EXHIBIT INDEX

      The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit 3	Articles of Incorporation and By-laws
(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)
Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 1996, which exhibit is incorporated herein by reference)
Exhibit 10	Material Contracts
(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(9)	Memorandum of Understanding dated March 19, 2003 (Exhibit 99.1 to Form 8-K filed March 20, 2003)
Exhibit 23	Consent of Experts and Counsel
(1)	Consent of KPMG LLP
Exhibit 99	Other
(1)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert P. Pinkas, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Brantley Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/31/03

/s/ ROBERT P. PINKAS

Robert P. Pinkas
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Tab A. Keplinger, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Brantley Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/31/03

/s/ TAB A. KEPLINGER

Tab A. Keplinger
Chief Financial Officer