Form 10-K/A
period 2002-12-31
BRANTLEY CAPITAL CORP
filed 2003-04-30
CIK 1021009

FORM 10-K/A
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Stock Ownership of Officers, Directors and Beneficial Owners
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
Exhibit 99.1
Exhibit 99.2

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

(216) 484-8400

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

PRELIMINARY NOTE

     This Form 10-K/ A is being filed by Brantley Capital Corporation (the “Company”) to report Part III information in lieu of the incorporation of such information by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following information was furnished to the Company by the nominees and each director currently serving, and sets forth the name, age, principal occupation or employment of each such person and the period during which he has served as a director of the Company. Except as otherwise noted below, each director has held his principal occupation or employment for at least five years. The business address of each director listed below is c/o Brantley Capital Corporation, 3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122.

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

     Phillip Goldstein, 58, is a self-employed investment adviser and is the President of Kimball and Winthrop, Inc., an investment advisory firm. Since 1992, Mr. Goldstein has managed investments for a limited number of clients and has served as the portfolio manager and President of the general partner of Opportunity Partners, a private investment partnership. He was elected a director of The Mexico Equity and Income Fund in February 2000, The Italy Fund in May 2000, and Dresdner RCM Global Strategic Income Fund in November 2000. He was also a director of Clemente Strategic Value Fund from 1998 to 2000. Mr. Goldstein was elected to the board of directors of the Company to fill a newly created seat in 2001. Mr. Goldstein is not a director of any other business development companies or funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

     Robert P. Pinkas, 49, is Chairman of the Board, Chief Executive Officer, Treasurer and a director of the Company; and Chairman of the Board, Chief Executive Officer, Treasurer and a manager of Brantley Capital Management, L.L.C., which serves as the Company’s investment adviser. Mr. Pinkas was the founding partner of Brantley Venture Partners, L.P., a venture capital fund started in 1987, and led the formation of three related venture capital funds Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. A family limited partnership of which Mr. Pinkas is the sole general partner serves as a general partner of the sole general partner of each of Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. Each of Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. has made venture capital investments similar to the investments the Company makes in private companies. From 1981 to 1987, Mr. Pinkas was active in venture capital management and financing as a founding director and investor in seven early-stage companies. He serves on the board of directors of several portfolio companies in which one or more of Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. have invested, including Gliatech, Inc., Pediatric Services of America, Inc., Medirisk, Inc., Quad Systems Corporation and Waterlink, Inc. Mr. Pinkas has been Chairman of the Board, Chief Executive Office, Treasurer and a director of the Company since its formation in 1996. Mr. Pinkas is a director of four funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

     L.     Patrick Bales, 60, is a director of the Company and is a partner with the firm of Bales Partners, Inc., an executive search consulting firm that services smaller growth companies as well as major corporations in both the private and public sector. The firm conducts executive search assignments both domestically and internationally and has affiliate offices in London and Tokyo. Previously, Mr. Bales was employed with Paul R. Ray & Company from 1981 to 1983 in their Chicago office and was on the professional staff of two other search firms in the Chicago area from 1975 to 1981. He spent five years with Weber Marking Systems prior to embarking upon his career in executive search. Mr. Bales has been a director of the Company since its formation in 1996. Mr. Bales is not a director of any other business development companies or funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

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

     Paul H. Cascio, 41, a director of the Company, serves as Vice President and Secretary of the Company and as Vice President and Secretary of Brantley Capital Management, L.L.C., which serves as the Company’s investment adviser. Mr. Cascio also serves as a general partner of the general partner of Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. Prior to joining Brantley Venture Partners II, L.P. and Brantley Venture Partners III, L.P in May, 1996, Mr. Cascio was a Managing Director and head of the General Industrial Manufacturing and Services Group in the Corporate Finance Department at Dean Witter Reynolds Inc. Before joining Dean Witter in 1986, Mr. Cascio was employed in the Corporate Finance Department at E.F. Hutton & Company Inc. Mr. Cascio has been Vice President, Secretary, and a director of the Company since 1998. Mr. Cascio is a director of three funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

     Peter Saltz, 60, a director of the Company, is a consultant to KraftMaid Cabinetry, Inc., the second largest cabinet manufacturer in the United States. Mr. Saltz served as Vice Chairman of Finance from 1997 to 1999 and Senior Executive Vice President and Chief Financial Officer of KraftMaid from 1980 to 1997 and has over 29 years of experience as a certified public accountant in the United States and South Africa. Mr. Saltz holds a limited partnership interest in BVP III and BVP IV. Mr. Saltz has been a director of the Company since 1998. Mr. Saltz is not a director of any other business development companies or funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

Class V Directors – Term Expiring in 2007

     Mr. Oliver is an interested person within the meaning of the Investment Company Act of 1940 because his law firm serves as the Company’s legal counsel. Mr. Hellerman is considered an independent director for purposes of the Investment Company Act of 1940.

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

     Gerald Hellerman, 64, a director of the Company, is Managing Director of Hellerman Associates, a financial and corporate consulting firm; Trustee of Third Avenue Value Trust since 1993; Trustee of the Third Avenue Variable Series Trust since 1999; director of Clemente Strategic Value fund from 1998 to 2000; director of The Mexico Equity and Income Fund since 2000. Mr. Hellerman was appointed by the Board of Directors on March 20, 2003 to fill a vacancy on the board. Mr. Hellerman is not a director of any other business development companies or funds for which Brantley Capital Management, L.L.C. is also an investment adviser. Mr. Hellerman will be up for election at the 2003 Annual Meeting in accordance with the terms of the Company’s Bylaws.

Non-Director Executive Officers

     The following information was furnished to the Company by the non-director executive officers and sets forth the name, age, principal occupation or employment of each such person and the period during which he has served as an executive officer of the Company.

     Michael J. Finn, 52, is President of the Company and is a manager of Brantley Capital Management, L.L.C., which serves as the Company’s investment adviser. Mr. Finn also serves as a general partner of the general partner of Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. From 1987 to 1995, Mr. Finn served as portfolio manager and Vice President of the Venture Capital Group of Sears Investment Management Company in Chicago. In this capacity, Mr. Finn managed the development of a $150 million portfolio of private equity investments, including the investment of over $24 million directly in 25 operating companies. From 1983 to 1987, he led the development of a $250 million venture capital program for the State of Michigan Department of Treasury as its deputy director. In 1982, Mr. Finn founded and served as President of the Michigan Certified Development Corporation, a small business development corporation which financed over $50 million of investments in six companies in Michigan during the period 1982 to 1984. In 1976, he launched the Forward Development Corporation, an entity sponsored by the U.S. Small Business Administration for small business financing. He serves on the board of directors of several portfolio companies in which one or more of Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. have invested, including Medirisk, Inc. and Pediatric Services of America, Inc. Mr. Finn has been the President of the Company since its formation in 1996. Mr. Finn is a director of three funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

     Tab A. Keplinger, 42, has served as Vice President and Chief Financial Officer of the Company since its inception. Prior to joining the Company in February 1997, Mr. Keplinger was Vice President and Chief Financial Officer of Victoria Financial Corporation. Before joining Victoria Financial Corporation in 1990, Mr. Keplinger was a senior audit manager in the manufacturing and service sectors for KPMG Peat Marwick.

     Shawn M. Wynne, 43, joined the Company in 2001 as a Vice President and is primarily responsible for the origination, evaluation, structuring and management of our mezzanine investment activities. Prior to joining the Company, Mr. Wynne was a Director at Stonehenge Partners Inc., the successor firm to Banc One Capital Markets, Banc One Corporation’s investment banking and principal investment entity, which managed $500 million in assets. He was responsible for origination, execution and management of mezzanine and preferred stock investments for Banc One Capital Markets, Inc. Prior to joining Banc One Capital Markets, Mr. Wynne held senior business development and group management positions with Banc One and the Bank of Nova Scotia. He is a member of the board of directors of various private companies.

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

     Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that each of its officers and directors complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2002.

Item 11.  Executive Compensation

Organization and Compensation of the Board of Directors

     The board of directors has established an audit committee, a compensation committee and a nominating committee. During 2002, the board of directors held four regularly scheduled meetings and eight special meetings. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served.

Audit Committee

     The audit committee has oversight responsibilities with respect to the Company’s financial audit and reporting process, system of internal controls, and process for monitoring compliance with law and with the Company’s Code of Conduct. The audit committee is also responsible for maintaining open communication between and among the audit committee, management and the independent public accountants. Notwithstanding the above, the audit committee is not responsible for conducting audits, preparing financial statements, or assuring the accuracy of financial statements or filings, all of which is the responsibility of management and the outside auditors. The audit committee, which is currently composed of Messrs. Goldstein and Saltz, held five meetings during 2002. Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market.

     The audit committee performs its oversight functions and responsibilities pursuant to a written charter adopted by the board of directors. A copy of the audit committee charter was included as an appendix to the Company’s proxy statement for the 2001 Annual Meeting of Stockholders.

Compensation Committee

     The function of the compensation committee is to assist the board of directors in evaluating and recommending compensation of the senior executives of the Company and to administer the Company’s stock option plan in accordance with the terms thereof, including the designation of which officers and employees of the Company shall receive stock options, and the number of shares which should be subject to each option so granted. The compensation committee, which is currently composed of Messrs. Bales and Saltz, held one meeting in connection with a meeting of the board of directors during 2002.

Nominating Committee

     The function of the nominating committee is to recommend candidates for the board of directors. The board of directors currently acts as the nominating Committee. The nominating committee held one meeting in conjunction with a meeting of the board of directors during 2002. The nominating committee will consider nominees recommended by stockholders; stockholders may send resumes of recommended persons to the attention of Paul H. Cascio, Secretary, Brantley Capital Corporation, 3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122.

Compensation of Executive Officers and Directors

     The following table sets forth the compensation of the Company’s directors, none of whom is an employee of the Company. Except as set forth in such table, no other compensation was paid to any director (including those who also serve as executive officers) by the Company or any other entity in the Company’s fund complex during 2002. No information has been provided with respect to executive officers of the Company (other than those who also serve as directors), since none of them receives aggregate compensation from the Company and the Company’s fund complex in excess of $60,000.

COMPENSATION TABLE

			Pension or
			Retirement
			Benefits	Total Compensation
	Aggregate	Securities	Accrued as Part	from Fund and Fund
	Compensation	Underlying	of Company	Complex Paid to
Name of Director	from the Company(1)	Options/SARs(2)	Expenses	Directors(3)

Interested Directors
Paul H. Cascio	0	0	0	0
James P. Oliver	0	0	0	0
Robert P. Pinkas	0	0	0	0
Independent Directors
L. Patrick Bales	$18,000	0	0	$18,000
Phillip Goldstein	18,000	0	0	18,000
Gerald Hellerman	0	0	0	0
Peter Saltz	18,000	0	0	18,000
James M. Smith	14,000	0	0	14,000

(1)	Compensation consists of amounts received for service as a director. See “Organization and Compensation of the Board of Directors” above.

(2)	See “Stock Option Plan” for information relating to the terms of options granted in 2002.

(3)	Consists only of directors’ fees paid by the Company during 2002. Such fees are also included in the column entitled “Aggregate Compensation from the Company.”

Compensation of Directors

     Each director who is not an officer of the Company receives a monthly fee of $500 and an attendance fee of $1,000 for each board and committee meeting attended.

Stock Option Awards

     No options were granted during 2002.

     The following table sets forth the details of option exercises by each named individual during 2002 and the values of those unexercised options at December 31, 2002.

OPTION EXERCISES AND YEAR-END OPTION VALUES

			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-the-Money Options(2)
	Upon	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Interested Directors
Paul H. Cascio	0	0	100,000	0	0	0
James P. Oliver	0	0	6,000	0	0	0
Robert P. Pinkas	0	0	450,000	0	0	0
Independent Directors
L. Patrick Bales	0	0	10,000	0	0	0
Phillip Goldstein	0	0	2,000	0	0	0
Gerald Hellerman	0	0	0	0	0	0
Peter Saltz	0	0	6,000	0	0	0
Non-Director Executive Officers
Michael J. Finn	0	0	150,000	0	0	0

(1)	Value realized is calculated as the closing market price on the date of exercise, net of option exercise price, but before any tax liabilities or transaction costs. This is the deemed market value, which may actually be realized only if the shares are sold at that price.

(2)	Value of unexercised options is calculated based on the closing price of $7.70 per share on December 31, 2002, net of the option exercise price, but before any tax liabilities or transaction costs. “In-the-Money Options” are options with an exercise price that is less than the market price as of December 31, 2002.

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

     The Company’s Disinterested Director Option Plan (the “Director Option Plan”) permits the granting of non-qualified stock options to the directors of the Company who are not employees or officers. All such directors of the Company are eligible to be selected to participate in the Director Option Plan, which is administered by the compensation committee of the board of directors. In order for options to be issued to the non-employee directors, the Company obtained exemptive relief from the SEC. Under the terms of the exemptive order and the

Director Option Plan Agreement, each qualified director will be granted an option to purchase 2,000 shares upon their initial appointment to the board of directors. Throughout the term of the plan and immediately following each annual meeting of stockholders of the Company, each qualified director then serving on the Company’s board of directors will be granted options to purchase 2,000 additional shares, subject to adjustment. Such option grants were made retroactively by the Company to its formation. As a result, the three original qualifying directors who served on the Company’s board of directors since the Company’s formation received options to purchase 6,000 shares each. The remaining qualifying directors who served on the Company’s board of directors since 1998 each received options to purchase 2,000 shares of common stock. (See Item 13 “Certain Relationships with Related Parties”)

Item 12.  Stock Ownership of Officers, Directors and Beneficial Owners

     The following table sets forth as of March 31, 2003, the number of shares of the Company’s common stock beneficially owned by each of its current directors and executive officers and all directors and executive officers as a group, according to information furnished to the Company by such persons, except as noted below. Unless otherwise indicated, the Company believes that each director and executive officers set forth in the table has sole voting and investment power with respect to such shares of common stock. The address for each of the directors and executive officers is c/o Brantley Capital Corporation, 3201 Enterpirse Parkway, Suite 350, Cleveland, Ohio 44122.

	Amount and Nature of		Percent of
Name	Beneficial Ownership		Class(1)

Interested Directors
Paul H. Cascio(3)	112,101	(4)	2.94%
James P. Oliver	6,900	(5)	*
Robert P. Pinkas(3)	512,706	(6)	13.45
Independent Directors
L. Patrick Bales	10,800	(8)	*
Phillip Goldstein	262,300	(7)	6.88%
Gerald Hellerman	0		*
Peter Saltz	17,000	(5)	*

Non-Director Executive Officers
Michael J. Finn(3)	258,347	(2)	6.78%
Tab A. Keplinger	77,250	(9)	2.03%
Shawn M. Wynne	900		*
All Directors and Executive Officers as a Group (10 persons)	1,258,314		33.02%

*	Shares owned are less than one percent of class.

(1)	Based on 3,810,535 shares of common stock outstanding as of March 31, 2003.

(2)	Includes 150,000 shares subject to stock option grants.

(3)	Owner of an interest in Brantley Capital Management, L.L.C., which serves as the Company’s investment adviser.

(4)	Includes 100,000 shares subject to stock option grants.

(5)	Includes 6,000 shares subject to stock option grants.

(6)	Includes 450,000 shares subject to stock option grants.

(7)	Information regarding share ownership was obtained from the Schedule 13D that Phillip Goldstein and Andrew Dakos filed jointly as a group on May 22, 2001, as amended. Mr. Goldstein reported beneficial ownership of 253,400 shares of the Company’s common stock and Mr. Dakos reported beneficial ownership of 6,900 shares of the Company’s common stock. Because they filed the Schedule 13D as a group, the Company has aggregated their share ownership for purposes of this table. Mr. Goldstein reported sole voting power as to 156,500 shares of common stock, shared voting power as to 7,000 shares, and sole investment power as to 253,400 shares. Mr. Dakos reported sole voting and investment power as to 4,000 shares of common stock and shared voting investment power as to 2,900 shares. Includes 2,000 shares subject to stock option grants.

(8)	Includes 10,000 shares subject to stock option grants.

(9)	Includes 75,000 shares subject to stock option grants.

     The following table sets forth information about persons known by the Company to be a beneficial owner of more than 5% of the outstanding shares of its common stock other than as noted above:

	Amount and Nature
	of Beneficial		Percent of
Name	Ownership		Class

Richard A. Barone Ancora Capital One Chagrin Highlands, 2000 Auburn Drive, Suite 420 Cleveland, Ohio 44122	330,700	(1)	8.7%
Fifth Third Bancorp Fifth Third Center Cincinnati, Ohio 45263	364,800	(2)	9.6%
Deutsche Banc Alex. Brown Inc. 31 West 52nd Street New York, New York 10019	324,300	(3)	8.5%

(1)	Information regarding share ownership was obtained from the Schedule 13D filed by Richard A. Barone on February 10, 2003. Mr. Barone reported sole voting and investment power as to 20,000 shares of the Company’s common stock and shared investment power as to 310,700 shares of the Company’s common stock.

(2)	Information regarding share ownership was obtained from the Schedule 13G filed jointly by Fifth Third Bancorp and Fifth Third Bank on February 14, 2003. Fifth Third Bancorp reported sole voting as to 182,400 shares of common stock and sole investment power as to 182,400 shares of common stock. Fifth Third Bank reported sole voting power as to 182,400 shares of common stock and sole investment power as to 182,400 shares of common stock. The address of Fifth Third Bank is the same as Fifth Third Bancorp.

(3)	Information regarding share ownership was obtained from the Schedule 13G filed jointly by Taunus Corporation and Deutsche Banc AG. on February 5, 2003. Deutsche Bank AG reported sole voting and investment power as to 324,300 shares of common stock. Deutsche Banc. The address of Taunus Corporation is the same as Deutsche Banc Alex. Brown Inc.

Dollar Range of Securities Beneficially Owned By Directors

     Set forth below is the dollar range of equity securities beneficially owned by each nominee and continuing director as of March 31, 2003:

Dollar Range of Equity
Securities Beneficially
Name of Director	Owned(1)(2)(3)

Interested Directors
Paul H. Cascio	Over $100,000
James P. Oliver	$50,000–$100,000
Robert P. Pinkas	Over $100,000
Independent Directors
L. Patrick Bales	Over $100,000
Phillip Goldstein	Over $100,000
Gerald Hellerman	None
Peter Saltz	Over $100,000

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934.

(2)	The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – 100,000, or over $100,000.

(3)	The dollar range of the Company’s equity securities owned by each director is based on the closing price of $8.35 per share on March 31, 2003 on the Nasdaq National Market.

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

Date: April 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	April 30, 2003

/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	April 30, 2003

/s/ PAUL H. CASCIO Paul H. Cascio	Director, Vice President and Secretary	April 30, 2003

/s/ L. PATRICK BALES L. Patrick Bales	Director	April 30, 2003

Gerald Hellerman	Director	April 30, 2003

/s/ PETER SALTZ Peter Saltz	Director	April 30, 2003

James P. Oliver	Director	April 30, 2003

/s/ PHILLIP GOLDSTEIN Phillip Goldstein	Director	April 30, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert P. Pinkas, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Brantley Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: 4/30/03

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

Date: 4/30/03

/s/ TAB A. KEPLINGER

Tab A. Keplinger Chief Financial Officer