Form 10-Q
period 2003-03-31
BRANTLEY CAPITAL CORP
filed 2003-05-15
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

      The number of shares of common stock, $.01 par value, outstanding as of March 31, 2003 was 3,810,535.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Investments, at fair value
Companies 5% to 25% owned	$64,718,530	$59,602,279
Companies less than 5% owned	2,481,556	2,481,556
Cash and cash equivalents	633,389	237,154
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	5,423,207	5,426,694
Other assets	202,278	—

Total Assets	$79,458,960	$73,747,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$7,500,000	$6,000,000
Advisory fee payable	461,057	477,860
Accrued professional fees	1,133,723	1,095,505
Other liabilities	347,689	273,990

Total Liabilities	9,442,469	7,847,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	38,105	38,105
Additional paid in capital	34,506,838	34,506,838
Retained earnings	35,471,548	31,355,385

Total Stockholders’ Equity	70,016,491	65,900,328

Total Liabilities and Stockholders’ Equity	$79,458,960	$73,747,683

Net Asset Value Per Share	$18.37	$17.29

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter	For the quarter
	ended	ended
	March 31,	March 31,
	2003	2002

Investment Income (Loss):
Interest and Dividends
Companies owned 5% to 25%	$510,994	$477,940
Companies less than 5% owned	—	—
Write off of Interest and Dividends Receivable	(517,886)	—

Total investment (loss) income	(6,892)	477,940

Operating Expenses:
Advisory fees	466,122	488,124
Administration fees	18,493	18,493
Professional fees	38,218	45,616
Interest and other expense	217,519	204,003

Total operating expenses	740,352	756,236
Investment Loss, net	(747,244)	(278,296)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized losses on investments	—	(441,234)
Net unrealized gains on investments	4,863,407	733,538

Net realized and unrealized gains on investment transactions	4,863,407	292,304

Net increase in net assets resulting from operations	$4,116,163	$14,008

Net increase in net assets from operations per share, basic and diluted	$1.08	$—

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations:
Net investment loss	—	—	(1,207,676)	(1,207,676)
Net realized gain	—	—	1,155,843	1,155,843
Net unrealized gain	—	—	16,851,583	16,851,583
Distributions from:
Net investment income	—	—	—	—
Net realized gains	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment loss	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

Net increase in net assets from operations:
Net investment loss	—	—	(747,244)	(747,244)
Net unrealized gain	—	—	4,863,407	4,863,407

Balance at March 31, 2003	$38,105	$34,506,838	$35,471,548	$70,016,491

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2003	2002

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$4,116,163	$14,008
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized losses from investments	—	441,234
Net unrealized gains on investments	(4,863,407)	(733,538)
Changes in assets and liabilities:
Dividend and interest receivable	3,487	(456,574)
Other assets	(202,278)	2,189
Advisory fee payable	(16,803)	103,193
Accrued professional fees	38,218	68,656
Distributions payable	—	(736,455)
Other liabilities	73,699	57,706
Purchases of investment securities	(252,844)	(5,945,482)
Sales/ Maturities of investment securities	—	1,815,718

Net cash used for operating activities	(1,103,765)	(5,369,345)

Cash Flows from Financing Activities:
Proceeds from notes payable	1,500,000	—

Net cash provided by financing activities	1,500,000	—

Net change in cash and cash equivalents for the period	396,235	(5,369,345)
Cash and cash equivalents, beginning of period	237,154	5,369,345

Cash and cash equivalents, end of the period	$633,389	$—

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENT OF INVESTMENTS — (Unaudited)

March 31, 2003

Name of Issuer and Title of Issue	Shares/Par	Value

Avionics
Flight Options International Inc. Preferred Stock and Warrants*#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants#	2,662,201	2,655,541
The Holland Group, Inc. Convertible Preferred Stock#@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	104
Prime Office Products, Inc. Convertible Preferred Stock#@	750,000	1,500,000

		6,280,645

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock#@	793,000	3,172,000
Integrated Physician Solutions, Subordinated Debt with Warrants#	297,448	292,348
Health Care Solutions, Subordinated Debt with Warrants*#	3,677,572	3,578,401
National Rehabilitation Partners, Inc. Convertible Preferred Stock#@	2,218,375	1,454,285
National Rehabilitation Partners, Inc. Subordinated Debt#	27,228	27,228

		8,524,262

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock#@	897,572	700,000
Streamline Foods, Inc. Subordinated Debt with Warrants#	122,500	95,000
Value Creation Partners, Inc. Convertible Preferred Stock#@	304,989	2,225,960
Waterlink, Inc. Warrants	53,550	—

		3,020,960

Oil
Petroleum Partners, Inc. Convertible Preferred Stock#@	850,000	0
Petroleum Partners, Inc. Subordinated Debt with Warrants#	1,953,125	1,874,219

		1,874,219

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock#@*	788,961	7,174,372
Fitness Quest, Inc. Common Stock#@*	679,641	6,180,276
Fitness Quest, Inc. Warrants#@	181,172	1,645,352

		15,000,000

Total Investments — (Cost $30,499,890)		$67,200,086

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity.

#	Represents privately held securities which are considered illiquid.

@ Represents more than 5% but less than 25% of the voting class of securities.

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. Significant Accounting Policies

The interim financial statements have been prepared by Brantley Capital Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 2002 Annual Report filed on Form 10-K dated December 31, 2002.

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2003, the results of its operations for the quarters ended March 31, 2003 and 2002, and its cash flows for the quarters ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2. Investments, Cash and Cash Equivalents

As of March 30, 2003 and December 31, 2002, the identified costs of investments were $30,499,890 and $30,274,890, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Cash	$633,389	$237,154

Restricted Cash	$6,000,000	$6,000,000

3. Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the three months ended March 31, 2003, the Investment Adviser earned $466,122 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company. (See Note 5).

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4. Financial Highlights

	For the quarter		For the quarter
	ended		ended
	March 31, 2003		March 31, 2002

Net Asset Value, Beginning of the Period	$17.29		$17.85

Income (loss) from investment operations:
Net investment loss	(0.20)		(0.07)
Net realized and unrealized gain on investments	1.28		0.07

Total from investment operations	1.08		0.00

Net Asset Value, End of Period	$18.37		$17.85

Market Value, End of Period	$8.35		$10.34

Total return, at Market Value	8.44	%(1)	(5.05	)%(1)

Total return, at Net Asset Value	6.25	%(1)	0.00	%(1)

Total Expenses/ Average net assets	4.36	%(2)	4.45	%(2)

Net Investment Income/ Average net assets	(4.40	)%(2)	(1.64	)%(2)

(1)	Not annualized.

(2)	Annualized.

5. Recent Developments

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

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan on March 19, 2003, Mr. Hellerman was appointed to the board of directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders and receive an exemptive order from the Securities and Exchange Commission.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders after retaining sufficient cash for operations.

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

      On March 18, 2003, our Board of Directors approved the transaction contemplated by the Memorandum of Understanding. Upon the resignation of Mr. Bryan on March 19, 2003, Mr. Hellerman was appointed to the board of directors. In order to consummate the transactions contemplated by the Memorandum of Understanding, we intend to seek stockholder approval at the 2003 Annual Meeting of Stockholders and receive an exemptive order from the Securities and Exchange Commission.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders after retaining sufficient cash for operations.

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

      Portfolio investments listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system on the date of valuation. Securities traded in the over-the-counter market are valued based on the average of the closing bid and asked prices on the date of valuation. Interest income is recorded on mezzanine investments when the payment is contractually due unless a loan is more than 30 days past due. Interest is not accrued on any loans that are more than 30 days past due. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized.

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

Results of Operations

     Dividend and Interest Income

      Dividend and interest income on investments for the three months ended March 31, 2003, and 2002 were $510,994, and $477,940, respectively. The increase in interest and dividend income during the three months ended March 31, 2003 was primarily due to the private equity portfolio being fully invested during 2003 thereby generating additional dividend income. Dividend and interest income for the three months ending March 31, 2003 was offset by the $517,886 write-off of accrued interest and dividends relating to our investment in Petroleum Partners, Inc. as more fully described below.

     Operating Expenses

      Total operating expenses during the three months ended March 31, 2003, and 2002 were $740,352 and $756,236, respectively. A significant component of total operating expenses was advisory fees of $466,122 and

$488,124 earned by our investment adviser during the three months ended March 31, 2003 and 2002, respectively. The second significant component of total operating expenses was interest and other expenses of $217,519 and $204,003 during the three months ended March 31, 2003 and 2002 respectively. The increase in interest and other expenses during 2003 reflect the increased interest costs associated with the increased note payable balance and increased directors and officer liability insurance costs.

     Net Realized and Unrealized Gains on Investment Transactions

      During the three months ended March 31, 2003 and 2002, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $4,863,407 and $292,304, respectively. At March 31, 2003 and December 31, 2002, we had investments in eleven privately-held companies which are subject to general stock market and business conditions. The unrealized gains (losses) during such periods were significantly influenced by general business conditions, as well as the March 31, 2003 revaluations of Fitness Quest, Inc. and Petroleum Partners, Inc. as more fully discussed below.

Financial Condition, Liquidity and Capital Resources

      At March 31, 2003 and December 31, 2002, we had $633,389 and $237,154, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of the lender and is not readily available to fund investments or pay operating expenses.

      Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as necessary. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note is unsecured and carries an interest rate of prime plus 1% (5.25% at March 31, 2003). As of March 31, 2003, $1.5 million has been drawn down on the note.

      At March 31, 2003 and December 31, 2002, we had stockholders’ equity of $70,016,491 and $65,900,328, respectively, resulting in a net asset value per share of $18.37 and $17.29, respectively. At March 31, 2003 and December 31, 2002, we had $7,500,000 and $6,000,000 of outstanding indebtedness, respectively. For the three months ended March 31, 2003, the weighted average interest rate on this indebtedness was 4.85%.

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

      We intend to use our cash to fund operations, make follow on investments in our existing portfolio companies, and distribute any remaining proceeds from liquidity events to stockholders (see “overview”).

      At March 31, 2003 and December 31, 2002, the aggregate cost of the investments we made to date was $30.5 million and $30.3 million, respectively, and their aggregate market value was $67.2 million and $62.1 million, respectively, for an aggregate fair value appreciation of 120% and 105%, respectively. Our management believes that our portfolio companies have significant potential for long-term growth in sales and earnings.

     Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at March 31, 2003.

Name of Company	Nature of its Principal Business	Cost	Fair Value

Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	2,662,201	2,655,541
Fitness Quest, Inc.	Fitness Products Direct Marketer	3,846,358	15,000,000
Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000
Health Care Solutions, Inc.	Home Health Care Provider	3,549,000	3,578,401
The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000
National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513
Integrated Physician Solutions, Inc.	Pediatric Physician Practice Management Group	3,439,448	3,464,348
Petroleum Partners, Inc.	Petroleum Distribution Maintenance Services	3,325,000	1,874,219
Prime Office Products, Inc.	Office Products Distributor	1,500,000	1,500,000
Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,000
Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960
International Total Services, Inc.	Security	68,410	104

	Total	$30,499,890	$67,200,086

      Our individually significant equity and mezzanine investments at March 31, 2003 are described below:

     Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003. We also received a detachable capital stock purchase warrant exercisable for 5% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. On January 26, 2001, we funded a $166,667 12% promissory note from Disposable Products. In addition, through March 31, 2003 we funded additional 12% promissory notes of $1,495,534 from Disposable Products.

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

      Through March 31, 2003, Fitness Quest has continued to increase its revenues, improve its operating margins, and reduce its debt. As a result, the Board of Directors re-valued the investment to $15,000,000 resulting in an unrealized gain of $6,341,959 for the quarter.

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

      As a result of the transaction described above, our board of directors met to review the terms of the transaction including, among other things, a valuation review prepared by an investment banking firm working on the transaction. Consistent with our valuation guidelines, the board used a private market method to value our investment in Flight Options, Inc. and approved an increase in the value of our investment in Flight Options, Inc. to $32.5 million. At March 31, 2003, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price. The commentary above reflects a four-for-one stock split executed in 2000. All share and per share amounts have been adjusted to reflect such stock split.

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

      On May 1, 2003, Health Care Solutions sold its respiratory division assets. As a result of this transaction, we will receive approximately $3,130,000 in proceeds. The remaining assets of Health Care Solutions are presently being marketed for a projected sale. The current valuation is expected to approximate the total proceeds expected to be received from these sales.

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

     National Rehab Partners, Inc.

      On August 10, 1999, we funded $1.4 million of a $1.5 million commitment to invest with Brantley Partners IV, L.P. and a third party equity group in a $12.0 million preferred stock issue for National Rehab Partners, Inc. Pursuant to this commitment, we purchased 2.2 million shares of Class A 8% Convertible Preferred Stock. The proceeds of this transaction were used to complete the acquisition of a group of rehabilitation management service providers. The remainder of the commitment has been funded upon the successful closing of additional acquisitions. National Rehab Partners is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. National Rehab Partners is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services.

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

      As a result of adverse operating performance, the Board of Directors approved a valuation reduction of our investment to $1,874,219 thereby generating a $1,450,781 unrealized loss the quarter ended March 31, 2003. In addition, the Board of Directors approved a write-off of all interest and dividends receivable relating to this investment of $517,886.

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

Items 2.-5.

      Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 3	Articles of Incorporation and By-laws
(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)
Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 1996, which exhibit is incorporated herein by reference)
Exhibit 10	Material Contracts
(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(9)	Memorandum of Understanding dated March 19, 2003 (Exhibit 99.1 to Form 80K filed March 20, 2003.
Exhibit 99	Other
(1)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

A Form 8-K was filed on March 20, 2003 which announced that on March 19, 2003, Brantley Capital Corporation (the “Company”), Robert P. Pinkas, Benjamin F. Bryan, James P. Oliver and Phillip Goldstein entered into a Memorandum of Understanding with respect to Goldstein v. Brantley Capital Corp. et al., a civil action pending in the United States District Court for the Northern District of Ohio (1:02CV1903).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: May 15, 2003	By: /s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: May 15, 2003	By: /s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert P. Pinkas, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brantley Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ TAB A. KEPLINGER

Tab A. Keplinger
Chief Financial Officer