Form 10-Q
period 2003-06-30
BRANTLEY CAPITAL CORP
filed 2003-08-14
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

     The number of shares of common stock, $.01 par value, outstanding as of June 30, 2003 was 3,810,535.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRANTLEY CAPITAL CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Investments, at fair value
Companies 5% to 25% owned	$59,091,821	$56,074,862
Companies less than 5% owned	6,093,837	6,008,973
Cash and cash equivalents	103,977	237,154
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	5,746,976	5,426,694
Receivable for investments sold	84,125	—
Other assets	146,044	—

Total Assets	$77,266,780	$73,747,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$7,500,000	$6,000,000
Advisory fee payable	459,640	477,860
Accrued professional fees	1,208,416	1,095,505
Other liabilities	342,778	273,990

Total Liabilities	9,510,834	7,847,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	38,105	38,105
Additional paid in capital	34,506,838	34,506,838
Retained earnings	33,211,003	31,355,385

Total Stockholders’ Equity	67,755,946	65,900,328

Total Liabilities and Stockholders’ Equity	$77,266,780	$73,747,683

Net Asset Value Per Share	$17.78	$17.29

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF OPERATIONS

	For the six months	For the six months
	ended	ended
	June 30,	June 30,
	2003	2002

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$934,627	$990,718
Companies less than 5% owned	—	—
Write off of Interest and Dividends Receivable	(517,886)	—

Total investment income	416,741	990,718

Operating Expenses:
Advisory fees	934,454	936,321
Administration fees	37,192	37,192
Professional fees	176,862	98,522
Interest and other expenses	401,163	368,118

Total operating expenses	1,549,671	1,440,153

Investment Loss, net	(1,132,930)	(449,435)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized losses on investments	—	(169,752)
Net unrealized gains on investments	2,988,548	377,610

Net realized and unrealized gains on investment transactions	2,988,548	207,858

Net increase (decrease) in net assets resulting from operations	$1,855,618	$(241,577)

Net increase (decrease) in net assets from operations per share, basic and diluted	$0.49	$(0.07)

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter	For the quarter
	ended	ended
	June 30,	June 30,
	2003	2002

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$423,633	$512,778
Companies less than 5% owned	—	—
Write off of Interest and Dividends Receivable	—	—

Total investment income	423,633	512,778

Operating Expenses:
Advisory fees	468,332	448,197
Administration fees	18,699	18,699
Professional fees	138,644	52,906
Interest and other expense	183,644	164,115

Total operating expenses	809,319	683,917
Investment Loss, net	(385,686)	(171,139)
Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains on investments	—	271,482
Net unrealized losses on investments	(1,874,856)	(355,928)

Net realized and unrealized gains (losses) on investment transactions	(1,874,856)	(84,446)

Net decrease in net assets resulting from operations	$(2,260,542)	$(255,585)

Net decrease in net assets from operations per share, basic and diluted	$(0.59)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

     The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations:
Net investment loss	—	—	(1,207,676)	(1,207,676)
Net realized gain	—	—	1,155,843	1,155,843
Net unrealized gain	—	—	16,851,583	16,851,583
Distributions from:
Net realized gains	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment loss	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

Net increase in net assets from operations:
Net investment loss	—	—	(1,132,930)	(1,132,930)
Net unrealized gain	—	—	2,988,548	2,988,548

Balance at June 30, 2003	$38,105	$34,506,838	$33,211,003	$67,755,946

The accompanying notes to the financial statements are an integral part of these statements.

RANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months	For the six months
	ended June 30,	ended June 30,
	2003	2002

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$1,855,618	$(241,577)
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized losses from investments	—	169,752
Net unrealized gains on investments	(2,988,548)	(377,610)
Changes in assets and liabilities:
Dividend and interest receivable	(320,282)	(927,557)
Receivable for investments sold	(84,125)	—
Other assets	(146,044)	(112,083)
Advisory fee payable	(18,220)	(39,733)
Accrued professional fees	112,911	48,264
Distributions payable	—	(736,455)
Payable for investments purchased	—	(200,000)
Other liabilities	68,788	3,643
Purchases of investment securities	(412,275)	(7,668,421)
Sales/ Maturities of investment securities	299,000	5,733,653

Net cash used for operating activities	(1,633,177)	(4,348,124)

Cash Flows from Financing Activities:
Proceeds from notes payable	1,500,000	—

Net cash provided by financing activities	1,500,000	—

Net change in cash and cash equivalents for the period	(133,177)	(4,348,124)
Cash and cash equivalents, beginning of period	237,154	11,369,345

Cash and cash equivalents, end of the period	$103,977	$7,021,221

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF INVESTMENTS — (Unaudited)

June 30, 2003

Name of Issuer and Title of Issue	Shares/Par	Value

Aviation
Flight Options International Inc. Preferred Stock and Warrants *#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #	2,745,992	2,814,332
The Holland Group, Inc. Convertible Preferred Stock #@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	104
Prime Office Products, Inc. Convertible Preferred Stock #@	750,000	1,500,000

		6,439,436

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock #@	793,000	3,172,000
Integrated Physician Solutions, Subordinated Debt with Warrants #	297,448	292,348
Health Care Solutions, Subordinated Debt with Warrants *#	3,378,572	3,279,401
National Rehabilitation Partners, Inc. Convertible Preferred Stock#@	2,218,375	1,454,285
National Rehabilitation Partners, Inc. Subordinated Debt #	27,228	27,228

		8,225,262

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock #@	897,572	700,000
Streamline Foods, Inc. Subordinated Debt with Warrants #	122,500	95,000
Value Creation Partners, Inc. Convertible Preferred Stock #@	304,989	2,225,960
Waterlink, Inc. Warrants	53,550	—

		3,020,960

Oil
Petroleum Partners, Inc. Convertible Preferred Stock #@	850,000	—
Petroleum Partners, Inc. Subordinated Debt with Warrants #	1,953,125	—

		—

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock *#@	788,961	7,174,372
Fitness Quest, Inc. Common Stock *#@	679,641	6,180,276
Fitness Quest, Inc. Warrants #@	181,172	1,645,352

		15,000,000

Total Investments—(Cost $30,359,682)		$65,185,658

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity.

#	Represents privately held securities which are considered illiquid.

@	Represents more than 5% but less than 25% of the voting class of securities.

The accompanying notes to financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)

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

     The unaudited financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the quarters ended June 30, 2003 and 2002, the results of its operations for the six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2. Investments, Cash and Cash Equivalents

As of June 30, 2003 and December 31, 2002, the identified cost of investments for financial statement and tax reporting purposes was $30,359,682, and $30,274,890, respectively.

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Cash	$103,977	$237,154
Restricted Cash	$6,000,000	$6,000,000

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)

3. Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the six months ended June 30, 2003, the Investment Adviser earned $934,454 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company (See Note 5).

4. Financial Highlights

	For the six months		For the six months
	ended		ended
	June 30, 2003		June 30, 2002

Net Asset Value, Beginning of the Period	$17.29		$17.85

Income from investment operations:
Net investment loss	(0.30)		(0.12)
Net realized and unrealized gain on investments	0.79		0.05

Total from investment operations	0.49		(0.07)

Net Asset Value, End of Period	$17.78		$17.78

Market Value, End of Period	$8.44		$9.50

Total return, at Market Value	9.61	%(1)	(12.76)	%(1)

Total return, at Net Asset Value	2.83	%(1)	(.39	)%(1)

Total Expenses/Average net assets	4.64	%(2)	4.28	%(2)

Net Investment Loss/Average net assets	(3.39)	%(2)	(1.34)	%(2)

(1)	Not annualized.

(2)	Annualized.

5. Recent Developments

     On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the staff of the Division of Investment Management. We are in the process of responding to those comments. In addition, we have proposed a new Memorandum of Understanding that will be submitted to the staff of the Division of Investment Management with our response to their comments.

     Pursuant to the proposed new Memorandum of Understanding we would agree, among other things:

•	to cause there to be four (4) directors who are not “interested persons” as defined under the 1940 Act and cause the board to be exactly seven (7) directors in total;

•	if Mr. Goldstein or Gerald Hellerman is no longer a director of the Company then whichever of Mr. Goldstein or Mr. Hellerman remains on the board shall have the right to select a nominee;

•	to not convert the Company from being an advised fund to an internally managed fund unless a majority of the independent directors agree;

•	to allow any independent director to request independent counsel, subject to the approval of the board, which cannot be unreasonably withheld; and

•	to refrain from making defamatory remarks about any party to the agreement.

     In addition, the proposed new Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

•	we would ask shareholders to approve a plan of orderly disposition of the assets of the Company or a sale of the assets with the goal of prompt cash distribution to shareholders;

•	we would ask shareholders to approve a new investment advisory agreement pursuant to which:

•	the advisor’s fees would be reduced from 2.85% to 2.5% of our net asset value;

•	all stock options would be forfeited and cancelled; and

•	the advisor would be entitled to receive a fee equal to 20% of the aggregate distributions made by the Company in excess of $10.00 per share; however, none of the amount would be paid until aggregate distributions totaled $12.50 per share.

The new proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the new proposed memorandum, we would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

The new proposed Memorandum of Understanding is subject to approval by our board of directors, our shareholders, and the receipt of exemptive relief from the Securities and Exchange Commission. If the new proposed Memorandum of Understanding becomes effective it would replace the previous Memorandum of Understanding. There can be no assurances that this relief would be granted or that it would not be subject to unfavorable terms and conditions that would cause us to abandon the application and the new proposed Memorandum of Understanding.

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

     On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Part II, Item 1. Legal Proceedings.” On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the staff of the Division of Investment Management. We are in the process of responding to those comments. In addition, we have proposed a new Memorandum of Understanding that will be submitted to the staff of the Division of Investment Management with our response to their comments.

     Pursuant to the proposed new Memorandum of Understanding we would agree, among other things:

•	to cause there to be four (4) directors who are not “interested persons” as defined under the 1940 Act and cause the board to be exactly seven (7) directors in total;

•	if Mr. Goldstein or Gerald Hellerman is no longer a director of the Company then whichever of Mr. Goldstein or Mr. Hellerman remains on the board shall have the right to select a nominee;

•	to not convert the Company from being an advised fund to an internally managed fund unless a majority of the independent directors agree;

•	to allow any independent director to request independent counsel, subject to the approval of the board, which cannot be unreasonably withheld; and

•	to refrain from making defamatory remarks about any party to the agreement.

     In addition, the proposed new Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

•	we would ask shareholders to approve a plan of orderly disposition of the assets of the Company or a sale of the assets with the goal of prompt cash distribution to shareholders;

•	we would ask shareholders to approve a new investment advisory agreement pursuant to which:

•	the advisor’s fees would be reduced from 2.85% to 2.5% of our net asset value;

•	all stock options would be forfeited and cancelled; and

•	the advisor would be entitled to receive a fee equal to 20% of the aggregate distributions made by the Company in excess of $10.00 per share; however, none of the amount would be paid until aggregate distributions totaled $12.50 per share.

The new proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the new proposed memorandum, we would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

The new proposed Memorandum of Understanding is subject to approval by our board of directors, our shareholders, and the receipt of exemptive relief from the Securities and Exchange Commission. If the new proposed Memorandum of Understanding becomes effective it would replace the previous Memorandum of Understanding. There can be no assurances that this relief would be granted or that it would not be subject to unfavorable terms and conditions that would cause us to abandon the application and the new proposed Memorandum of Understanding.

     Proceeds we receive from liquidity events are intended to be distributed to shareholders after retaining sufficient cash for operations including any follow-on investments in accordance with the proposed memorandum of understanding. The proceeds from the liquidity events will be held in short term investments until such time as they may be distributed to shareholders. Such distributions may not be made in accordance with such memorandum until we receive both regulatory and shareholder approvals. There can be no assurance when or in what amount any potential distributions will be made or when such approvals may be received.

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

Results of Operations

     Dividend and Interest Income

     Dividend and interest income on investments for the three months ended June 30, 2003, and 2002 was $423,633, and $512,778, respectively. Dividend and interest income on investments for the six months ended June 30, 2003, and 2002 was $934,627, and $990,718, respectively. The decrease in interest and dividend income during the three and six months ended June 30, 2003 was primarily due to the 2003 write-down of our investment in Petroleum Partners, Inc. as more fully described below. In addition, dividend and interest income for the six months ended June 30, 2003 was offset by the write-down of $517,886 of previously accrued interest and dividends relating to our investment in Petroleum Partners, Inc.

     Operating Expenses

     Total operating expenses during the three months ended June 30, 2003, and 2002 were $809,319 and $683,917, respectively. Total operating expenses included advisory fees of $468,332 and $448,197 earned by our investment adviser during the three months ended June 30, 2003 and 2002, respectively and interest and other expenses of $183,644 and $164,115 during the three months ended June 30, 2003 and 2002 respectively. The increase in interest and other expenses during 2003 reflects the increased interest costs associated with the increased note payable balance and increased directors and officer liability insurance costs.

     Total operating expenses during the six months ended June 30, 2003, and 2002 were $1,549,671 and $1,440,153, respectively. Total operating expenses included advisory fees of $934,454 and $936,321 earned by our investment adviser during the six months ended June 30, 2003 and 2002, respectively and interest and other expenses of $401,163 and $368,118 during the six months ended June 30, 2003 and 2002 respectively. The increase in interest and other expenses during 2003 reflects the increased interest costs associated with the increased note payable balance and increased directors and officer liability insurance costs.

     Net Realized and Unrealized Gains on Investment Transactions

     During the six months ended June 30, 2003 and 2002, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $2,988,548 and $207,858, respectively. At June 30, 2003 and December 31, 2002, we had investments in eleven privately-held companies which are subject to general stock market and business conditions. The unrealized gains (losses) during such periods were primarily due to a 2003 increase in the valuation of Fitness Quest, Inc. and a 2003 write-down in the valuation of Petroleum Partners, Inc. as more fully discussed below.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2003 and December 31, 2002, we had $103,977 and $237,154, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of the lender and is not readily available to fund investments or pay operating expenses. See “Recent Developments”.

     Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as necessary. In July 2003 Fitness Quest, Inc. and Health Care Solutions, Inc. made cash distributions to the Company as more fully described below. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note is unsecured and carries an interest rate of prime plus 1% (5.25% at June 30, 2003). As of June 30, 2003, $1.5 million has been drawn down on the note.

     At June 30, 2003 and December 31, 2002, we had stockholders’ equity of $67,755,946 and $65,900,328, respectively, resulting in a net asset value per share of $17.78 and $17.29, respectively. At June 30, 2003 and December 31, 2002, we had $7,500,000 and $6,000,000 of outstanding indebtedness, respectively. For the six months ended June 30, 2003, the weighted average interest rate on this indebtedness was 4.65%.

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

     Consistent with the Memorandum of Understanding (See “Overview” and “Part II, Item 1. Legal Proceedings”), we intend to use our cash to fund operations, make follow on investments in our existing portfolio companies, and distribute any remaining proceeds from liquidity events to stockholders (see “Overview”).

     At June 30, 2003 and December 31, 2002, the aggregate cost of the investments we made to date was $30.4 million and $30.3 million, respectively, and their aggregate fair value was $65.2 million and $62.1 million, respectively, for an aggregate fair value appreciation of 114% and 105%, respectively.

     Portfolio Company Investments

     The following is a list of the companies in which we had an investment and the cost and fair value of such securities at June 30, 2003.

Name of Company	Nature of its Principal Business	Cost	Fair Value

Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	2,820,993	2,814,332
Fitness Quest, Inc.	Fitness Products Direct Marketer	3,846,358	15,000,000
Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000
Health Care Solutions, Inc.	Home Health Care Provider	3,250,000	3,279,401
The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000
National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513
Integrated Physician Solutions, Inc.	Pediatric Physician Practice Management Group	3,439,448	3,464,348
Petroleum Partners, Inc.	Petroleum Distribution Maintenance Services	3,325,000	0
Prime Office Products, Inc.	Office Products Distributor	1,500,000	1,500,000
Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,000
Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960
International Total Services, Inc.	Security	68,410	104

	Total	$30,359,682	$65,185,658

     Our individually significant equity and mezzanine investments at June 30, 2003 are described below:

     Disposable Products Company, LLC

     On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in late 2003. We also received a detachable capital stock purchase warrant exercisable for 65% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. In addition, through June 30, 2003 we funded additional 12% promissory notes of $1,820,993 from Disposable Products.

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

     During 1997, Fitness Quest increased its revenue and improved its operating margins and profits. After a complete evaluation, our board of directors re-valued our Fitness Quest investment to $5,440,000, resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In addition to the above Series A 10% Convertible Preferred Stock, we funded $1,751,300 to invest with Brantley Venture Partners III, L.P. in a $3.5 million 10% senior subordinated debt investment in Fitness Quest in 2000. In addition, we received a warrant to purchase 181,172 shares of Fitness Quest common stock for $0.01 per share. The proceeds of this investment were used to fund Fitness Quest’s working capital needs. During the fourth quarter of 2000, we exchanged the senior subordinated debt investment and related unpaid interest for 679,641 shares of Fitness Quest common stock.

     Through March 31, 2003, Fitness Quest has continued to increase its revenues, improve its operating margins, and reduce its debt. As a result, the Board of Directors increased the value of our investment to $15,000,000 resulting in an unrealized gain of $6,341,959 for the quarter.

     On July 31, 2003, Fitness Quest successfully completed a recapitalization of the company. As a result of this transaction, we received a distribution from Fitness Quest of $7.3 million, of which $567,000 was in repayment of previously accrued preferred stock dividends. Post this transaction, we will maintain a 15.1% ownership interest in the company with an estimated fair market value of $8.3 million.

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

     On December 21, 2001, Flight Options, Inc. and Raytheon Travel Air, a Wichita, Kansas-based unit of Raytheon Company, a Lexington, Mass. based defense contractor, agreed to combine operations into one fractional aircraft ownership program to be known as Flight Options. The transaction was completed during the quarter ended March 31, 2002. During the second quarter of 2003, Raytheon Company provided additional debt and equity financing to Flight Options.

     As a result of the transactions described above, our board of directors have met each quarter to review the terms of the then current transactions. Consistent with our valuation guidelines, the board has used private market methods to value our investment in Flight Options, Inc. and approved increases in the value of our investment in Flight Options, Inc. to its current $32.5 million. At June 30, 2003, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price.

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

     On May 1, 2003, Health Care Solutions sold its respiratory division assets. Through July 31, 2003, Health Care Solutions sold its remaining operating assets. As a result of these transaction, we have received approximately $1.6 million in proceeds and expect to receive additional proceeds of approximately $2.0 million over the next 18 months. The remaining corporate assets of Health Care Solutions are presently being marketed for a projected sale in 2003. The current valuation approximates the total proceeds expected to be received from these sales.

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

     In addition to the above investment, we funded $625,000 of 10% Convertible Subordinated Notes through December 31, 2002. The proceeds of the notes were used for operating purposes.

     As a result of adverse operating performance in 2003, the Board of Directors approved a valuation reduction of our investment to $1,874,219 thereby generating a $1,450,781 unrealized loss for the quarter ended March 31, 2003. At that time, the Board of Directors also approved a write-down of all interest and dividends receivable relating to this investment of $517,886. For the quarter ended June 30, 2003, the Board of Directors approved a second valuation reduction in our investment by $1,874,219 thereby generating a year to date unrealized loss of $3,325,000.

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

Item 4. Controls and Procedures

     (a)  As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

     (b)  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the staff of the Division of Investment Management. We are in the process of responding to those comments. In addition, we have proposed a new Memorandum of Understanding that will be submitted to the staff of the Division of Investment Management with our response to their comments.

     Pursuant to the proposed new Memorandum of Understanding we would agree, among other things:

•	to cause there to be four (4) directors who are not “interested persons” as defined under the 1940 Act and cause the board to be exactly seven (7) directors in total;

•	if Mr. Goldstein or Gerald Hellerman is no longer a director of the Company then whichever of Mr. Goldstein or Mr. Hellerman remains on the board shall have the right to select a nominee;

•	to not convert the Company from being an advised fund to an internally managed fund unless a majority of the independent directors agree;

•	to allow any independent director to request independent counsel, subject to the approval of the board, which cannot be unreasonably withheld; and

•	to refrain from making defamatory remarks about any party to the agreement.

     In addition, the proposed new Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

•	we would ask shareholders to approve a plan of orderly disposition of the assets of the Company or a sale of the assets with the goal of prompt cash distribution to shareholders;

•	we would ask shareholders to approve a new investment advisory agreement pursuant to which:

•	the advisor’s fees would be reduced from 2.85% to 2.5% of our net asset value;

•	all stock options would be forfeited and cancelled; and

•	the advisor would be entitled to receive a fee equal to 20% of the aggregate distributions made by the Company in excess of $10.00 per share; however, none of the amount would be paid until aggregate distributions totaled $12.50 per share.

The new proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the new proposed memorandum, we would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

The new proposed Memorandum of Understanding is subject to approval by our board of directors, our shareholders, and the receipt of exemptive relief from the Securities and Exchange Commission. If the new proposed Memorandum of Understanding becomes effective it would replace the previous Memorandum of Understanding. There can be no assurances that this relief would be granted or that it would not be subject to unfavorable terms and conditions that would cause us to abandon the application and the new proposed Memorandum of Understanding.

     Proceeds we receive from liquidity events are intended to be distributed to shareholders after retaining sufficient cash for operations including any follow-on investments in accordance with the proposed memorandum of understanding. The proceeds from the liquidity events will be held in short term investments until such time as they may be distributed to shareholders. Such distributions may not be made in accordance with such memorandum until we receive both regulatory and shareholder approvals. There can be no assurance when or in what amount any potential distributions will be made or when such approvals may be received.

indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person or entity that may be involved.

     On October 8, 2002, Thomas Kornfield and Robert Strougo filed a purported class action lawsuit against the Company, the directors of the Company excluding Phillip Goldstein, IVS Associates, Inc. and JMP Securities LLC, alleging a series of derivative and direct claims that the directors have breached their fiduciary duties and that the Company engaged in wrongdoing with respect to the Annual Meeting of Stockholders held on September 17, 2002. The factual allegations are substantially similar to the complaint filed by Mr. Goldstein and also include allegations of conversion of corporate funds. The complaint seeks, among other things, an order declaring Mr. Goldstein’s nominees to be directors of the Company, an order declaring that the investment advisory agreement be terminated and damages for breach of fiduciary duty. On January 12, 2003, the plaintiffs filed a motion to consolidate this lawsuit with the lawsuit by Goldstein discussed above, which was subsequently denied.

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

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

Exhibit 3	Articles of Incorporation and By-laws

(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)

(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)

(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)

Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 1996, which exhibit is incorporated herein by reference)

Exhibit 10	Material Contracts

(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(9)	Memorandum of Understanding dated March 19, 2003 (Exhibit 99.1 to Form 80K filed March 20, 2003.)

Exhibit 31

(1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32	Other

(1)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K

         None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: August 14, 2003	By:	/s/ ROBERT P. PINKAS Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By:	/s/ TAB A. KEPLINGER Tab A. Keplinger Vice President and Chief Financial Officer