Form 10-Q
period 2003-09-30
BRANTLEY CAPITAL CORP
filed 2003-11-14
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     The number of shares of common stock, $.01 par value, outstanding as of September 30, 2003 was 3,810,535.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BRANTLEY CAPITAL CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Investments, at fair value
Companies 5% to 25% owned	$51,814,010	$56,074,862
Companies less than 5% owned	9,601,302	6,008,973
Cash and cash equivalents	6,176,767	237,154
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	5,613,943	5,426,694
Other assets	60,760	—

Total Assets	$79,266,782	$73,747,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$7,500,000	$6,000,000
Advisory fee payable	504,381	477,860
Accrued professional fees	707,357	1,095,505
Other liabilities	274,128	273,990

Total Liabilities	8,985,866	7,847,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	38,105	38,105
Additional paid in capital	34,506,838	34,506,838
Retained earnings	35,735,973	31,355,385

Total Stockholders’ Equity	70,280,916	65,900,328

Total Liabilities and Stockholders’ Equity	$79,266,782	$73,747,683

Net Asset Value Per Share	$18.44	$17.29

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months	For the nine months
	ended	ended
	September 30,	September 30,
	2003	2002

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$5,333,116	$1,626,575
Companies less than 5% owned	694,342	61,327
Write off of Interest and Dividends Receivable	(517,886)	—

Total investment income	5,509,572	1,687,902

Operating Expenses:
Advisory fees	1,479,334	1,419,601
Administration fees	56,096	56,096
Professional fees	215,929	666,437
Interest and other expenses	642,247	550,685

Total operating expenses	2,393,606	2,692,819

Investment Income (Loss), net	3,115,966	(1,004,917)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) on investments	470,896	(318,939)
Net unrealized gains on investments	793,726	253,841

Net realized and unrealized gains (losses) on investment transactions	1,264,622	(65,098)

Net increase (decrease) in net assets resulting from operations	$4,380,588	$(1,070,015)

Net increase (decrease) in net assets from operations per share, basic and diluted	$1.15	$(0.28)

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter	For the quarter
	ended	ended
	September 30,	September 30,
	2003	2002

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$4,861,673	$531,419
Companies less than 5% owned	231,158	165,765

Total investment income	5,092,831	697,184

Operating Expenses:
Advisory fees	544,880	483,280
Administration fees	18,904	18,904
Professional fees	39,067	567,915
Interest and other expense	241,084	182,567

Total operating expenses	843,935	1,252,666
Investment Income (Loss), net	4,248,896	(555,482)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) on investments	470,896	(149,187)
Net unrealized losses on investments	(2,194,822)	(123,769)

Net realized and unrealized losses on investment transactions	(1,723,926)	(272,956)

Net increase (decrease) in net assets resulting from operations	$2,524,970	$(828,438)

Net increase (decrease) in net assets from operations per share, basic and diluted	$0.66	$(0.22)

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations:
Net investment loss	—	—	(1,207,676)	(1,207,676)
Net realized gain	—	—	1,155,843	1,155,843
Net unrealized gain	—	—	16,851,583	16,851,583
Distributions from:
Net investment income	—	—	—	—
Net realized losses	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment loss	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

Net increase in net assets from operations:
Net investment income	—	—	3,115,966	3,115,966
Net realized gain	—	—	470,896	470,896
Net unrealized gain	—	—	793,726	793,726

Balance at September 30, 2003	$38,105	$34,506,838	$35,735,973	$70,280,916

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months	For the nine months
	ended September 30,	ended September 30,
	2003	2002

Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$4,380,588	$(1,070,015)
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized (gains) losses from investments	(470,896)	318,939
Net unrealized gains on investments	(793,726)	(253,841)
Changes in assets and liabilities:
Dividend and interest receivable	(187,249)	(1,351,590)
Receivable for investments sold	—	(318,709)
Other assets	(60,760)	(39,799)
Payable for investments purchased	—	85,853
Advisory fee payable	26,521	(9,197)
Accrued professional fees	(388,148)	409,975
Distributions payable	—	(736,455)
Other liabilities	138	49,390
Purchases of investment securities	(1,707,275)	(9,117,416)
Sales of investment securities	3,640,420	6,814,960

Net cash provided by (used for) operating activities	4,439,613	(5,217,905)

Cash Flows from Financing Activities:
Proceeds from notes payable	1,500,000	—

Net cash provided by financing activities	1,500,000	—

Net change in cash and cash equivalents for the period	5,939,613	(5,217,905)
Cash and cash equivalents, beginning of period	237,154	11,369,345

Cash and cash equivalents, end of the period	$6,176,767	$6,151,440

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENT OF INVESTMENTS – (Unaudited)

September 30, 2003

Name of Issuer and Title of Issue	Shares/Par	Value

Aviation
Flight Options International Inc. Preferred Stock and Warrants *#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #	3,615,992	3,609,332
The Holland Group, Inc. Convertible Preferred Stock #@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	104
Prime Office Products, Inc. Convertible Preferred Stock #@	750,000	1,500,000

		7,234,436

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock #	793,000	3,172,000
Integrated Physician Solutions, Subordinated Debt with Warrants #	697,448	692,348
Health Care Solutions, Subordinated Debt with Warrants #	2,098,117	2,127,518
National Rehabilitation Partners, Inc. Convertible Preferred Stock#@	2,218,375	1,454,284
National Rehabilitation Partners, Inc. Subordinated Debt #	27,228	27,228

		7,473,378

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock #@	898,568	699,726
Streamline Foods, Inc. Subordinated Debt with Warrants #	122,500	95,275
Value Creation Partners, Inc. Convertible Preferred Stock #@	304,989	2,225,960

		3,020,961

Oil
Petroleum Partners, Inc. Convertible Preferred Stock #@	850,000	—
Petroleum Partners, Inc. Subordinated Debt with Warrants #	1,953,125	—

		—

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock *#@	788,961	8,090,338
Fitness Quest, Inc. Common Stock #@	120,766	1,238,385
Fitness Quest, Inc. Warrants #@	181,172	1,857,814

		11,186,537

Total Investments—(Cost $28,783,163)		$61,415,312

All investments are U.S. companies

* Represents 5% or more of total stockholders equity.

# Represents privately held securities which are considered illiquid.

@ Represents more than 5% but less than 25% of the voting class of securities.

The accompanying notes to the financial statements are an integral part of these statements.

7

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

     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the quarters ended September 30, 2003 and 2002, the results of its operations for the nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

     Debt securities with 60 days or less remaining to maturity will be valued at amortized cost, provided that it is anticipated that the debt securities will be repaid in full upon maturity. Otherwise such securities are reported at fair value.

     The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, that are applicable to regulated investment companies (“RICs”). As a RIC, the Company intends to annually distribute all of its taxable income to shareholders; therefore, the Company has made no provision for income taxes.

2. Investments, Cash and Cash Equivalents

          As of September 30, 2003 and December 31, 2002, the identified costs of investments for financial statement and tax reporting purposes were $28,783,163, and $30,274,890, respectively.

          Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Cash	$6,176,767	$237,154
Restricted Cash	$6,000,000	$6,000,000

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited) – (Continued)

3. Investment Advisory Agreement

          The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the nine months ended September 30, 2003, the Investment Adviser earned $1,479,334 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company (See Note 5).

4. Financial Highlights

	For the nine months		For the nine months
	ended		ended
	September 30, 2003		September 30, 2002

Net Asset Value, Beginning of the Period	$17.29		$17.85

Income from investment operations:
Net investment income/(floss)	0.82		(0.26)
Net realized and unrealized gain (loss) on investments	0.33		(0.02)

Total from investment operations	1.15		(0.28)

Net Asset Value, End of Period	$18.44		$17.57

Market Value, End of Period	$8.97		$8.76

Total return, at Market Value	16.49	% (1)	(19.56	)% (1)

Total return, at Net Asset Value	6.65	% (1)	(1.57	)% (1)

Total Expenses/Average net assets	4.69	% (2)	5.32	% (2)

Net Investment Income/Average net assets	6.10	% (2)	(1.49	)% (2)

(1)	Not annualized.

(2)	Annualized.

5. Recent Developments

     On March 19, 2003, the Company entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, the Company received comments on it's application from the staff of the Division of Investment Management. On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a new Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, the Company received comments regarding it's August 14, 2003 response. The Company is in the process of responding to these additional comments.

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited) – (Continued)

Pursuant to the proposed new Memorandum of Understanding the Company would agree, among other things:

•	to cause there to be four (4) directors who are not “interested persons” as defined under the 1940 Act and cause the board to be exactly seven (7) directors in total;

•	if Mr. Goldstein or Gerald Hellerman is no longer a director of the Company then whichever of Mr. Goldstein or Mr. Hellerman remains on the board shall have the right to select a nominee;

•	to not convert the Company from being an advised fund to an internally managed fund unless a majority of the independent directors agree;

•	to allow any independent director to request independent counsel, subject to the approval of the board, which cannot be unreasonably withheld; and

•	to refrain from making defamatory remarks about any party to the agreement.

     In addition, the proposed new Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

•	the Company would ask shareholders to approve a plan of orderly disposition of the assets of the Company or a sale of the assets with the goal of prompt cash distribution to shareholders;

•	the Company would ask shareholders to approve a new investment advisory agreement pursuant to which, prospectively:

•	the advisor’s fees would be reduced from 2.85% to 2.5% of our net asset value;

•	all stock options would be forfeited and cancelled; and

•	the advisor would be entitled to receive a fee equal to 20% of the aggregate distributions made by the Company in excess of $10.00 per share; however, none of the amount would be paid until aggregate distributions totaled $12.50 per share.

     The new proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the new proposed memorandum, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

     The new proposed Memorandum of Understanding is subject to approval by the board of directors, the shareholders, and the receipt of exemptive relief from the Securities and Exchange Commission. If the new proposed Memorandum of Understanding becomes effective it would replace the previous Memorandum of Understanding. There can be no assurances that this relief would be granted or that it would not be subject to unfavorable terms and conditions that would cause the Company to abandon the application and the new proposed Memorandum of Understanding.

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

     On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Part II, Item 1. Legal Proceedings.” On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the staff of the Division of Investment Management. On August 14, 2003 we responded to those comments. With our response, we proposed a new Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, we received comments regarding our August 14, 2003 response. We are in the process of responding to these additional comments.

Pursuant to the proposed new Memorandum of Understanding, we would agree, among other things:

•	To cause there to be four (4) directors who are not “interested persons” as defined under the 1940 Act and cause the board to be exactly seven (7) directors in total;

•	If Mr. Goldstein or Gerald Hellerman is no longer director of the Company then whichever of Mr. Goldstein or Mr. Hellerman remains on the board shall have the right to select a nominee;

•	To not convert the Company from being an advised fund to an internally managed fund unless a majority of the independent directors agree;

•	To allow any independent director to request independent counsel, subject to approval of the board, which cannot be unreasonably withheld; and

•	To refrain from making defamatory remarks about any party to the agreement.

In addition, the proposed new Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

•	We would ask shareholders to approve a plan of orderly disposition of the assets of the Company or a sale of the assets with the goal of prompt cash distribution to shareholders;

•	We would ask shareholders to approve a new investment advisory agreement pursuant to which, prospectively:

•	The advisor’s fees would be reduced from 2.85% to 2.5% of our net asset value;

•	All stock options would be forfeited and cancelled; and

•	The advisor would be entitled to receive a fee equal to 20% of the aggregate distributions made by the Company in excess of $10.00 per share; however, none of the amount would be paid until aggregate distributions totaled $12.50 per share.

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

     Proceeds we receive from liquidity events are intended to be distributed to shareholders after retaining sufficient cash for operations including any follow-on investments in accordance with the proposed memorandum of understanding. The proceeds from the liquidity events will be held in cash and short term investments until such time as they may be distributed to shareholders. Such distributions may not be made in accordance with such memorandum until we receive both regulatory and shareholder approvals. There can be no assurance when or in what amount any potential distributions will be made or when such approvals may be received.

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

     We account for our operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of our financial performance is captioned “Net increase (decrease) in net assets resulting from operations,” which is the sum of two elements. The first element is “Investment income (loss), net,” which is the difference between (1) our income from interest, dividends and fees, and (2) our operating expenses. The second element is “Net realized and unrealized gains (losses) on investments,” which is the sum of (1) the difference between the proceeds received from our dispositions of portfolio securities and their stated cost (“Net realized gain (loss) on investments”), and (2) the net change in the fair value of our investment portfolio (“Net unrealized gain (loss) on investments”). “Net realized gain (loss) on investments” and “Net unrealized gain (loss) on investments” are directly related. For example, in the period during which a security is sold to realize a gain, net unrealized gain on investments decreases, and net realized gain on investments increases.

     Historically, we have focused our investing activities on private equity securities. We began making such investments in 1997 and are now in a phase of the business plan which emphasizes positioning our more mature portfolio companies for appropriate liquidity events. As a result, we are continuously monitoring portfolio company results and evaluating opportunities to maximize the valuation of our investments. In that regard, we periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving our portfolio companies. Any such transaction could have an impact on the valuation of our investments. These transactions and activities are generally not disclosed to our stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be.

Results of Operations

     Dividend and Interest Income

     Dividend and interest income on investments for the three months ended September 30, 2003, and 2002 were $5,092,831, and $697,184, respectively. Dividend and interest income on investments for the nine months ended September 30, 2003, and 2002 were $5,509,572, and $1,687,902, respectively. The increase in interest and dividend income during the three months ended September 30, 2003 was primarily due to the July 31, 2003 recapitalization of Fitness Quest, Inc., as more fully described below. The increase in interest and dividend income during the nine months ended September 30, 2003 was primarily due to the July 31, 2003 recapitalization of Fitness Quest, Inc., as more fully described below, offset by the June 2003 write-off of our investment and related accrued interest receivable in Petroleum Partners, Inc. as more fully described below.

     Operating Expenses

     Total operating expenses during the three months ended September 30, 2003, and 2002 were $843,935 and $1,252,666, respectively. Total operating expenses during the three months ended September 30, 2003 and 2002 included advisory fees of $544,880 and $483,280, respectively, professional fees of $39,067 and $567,915, respectively and interest and other expenses of $241,084 and $182,567, respectively. The decrease in professional fees during 2003 was a result of the one-time costs relating to the 2002 annual meeting of shareholders. The increase in interest and other expenses during 2003 reflects the increased interest costs associated with the increased note payable balance and increased directors and officer liability insurance costs.

     Total operating expenses during the nine months ended September 30, 2003, and 2002 were $2,393,606 and $2,692,819, respectively. Total operating expenses during the nine months ended September 30, 2003 and 2002 included advisory fees of $1,479,334 and $1,419,601, respectively, professional fees of $215,929 and $666,437, respectively and interest and other expenses of $642,247 and $550,685, respectively. The decrease in professional fees during 2003 was a result of the one-time costs relating to the 2002 annual meeting of shareholders. The increase in interest and other expenses during 2003 reflects the increased interest costs associated with the increased note payable balance and increased directors and officer liability insurance costs.

Net Realized and Unrealized Gains (Losses) on Investment Transactions

     During the nine months ended September 30, 2003 and 2002, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains (losses) on investments of $1,264,622 and ($65,098), respectively. At September 30, 2003 and December 31, 2002, we had investments in eleven privately-held companies which are subject to general stock market and business conditions. The unrealized gains (losses) during 2003 were primarily due to an increase in the valuation of Fitness Quest, Inc. resulting from the July 31, 2003 recapitalization and a write-down in the valuation of Petroleum Partners, Inc. as more fully discussed below.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2003 and December 31, 2002, we had $6,176,767 and $237,154, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of the lender and is not readily available to fund investments or pay operating expenses. See “Recent Developments.”

     Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as necessary. In July 2003 Fitness Quest, Inc. and Health Care Solutions, Inc. made cash distributions to the Company as more fully described below. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note is unsecured and carries an interest rate of prime plus 1% (5.00% at September 30, 2003). As of September 30, 2003, $1.5 million has been drawn down on the note. Subsequent to September 30, 2003, the note was repaid in full.

     At September 30, 2003 and December 31, 2002, we had stockholders’ equity of $70,280,916 and $65,900,328, respectively, resulting in a net asset value per share of $18.44 and $17.29, respectively. At September 30, 2003 and December 31, 2002, we had $7,500,000 and $6,000,000 of outstanding indebtedness, respectively. For the nine months ended September 30, 2003, the weighted average interest rate on this indebtedness was 4.22%.

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

     At September 30, 2003 and December 31, 2002, the aggregate cost of the investments held was $28.8 million and $30.3 million, respectively, and their aggregate market value was $61.4 million and $62.1 million, respectively, for an aggregate fair value appreciation of $32.6 million and $31.8 million, respectively.

Portfolio Company Investments

     The following is a list of companies in which we had an investment and the cost and fair value of such securities at September 30, 2003.

Name of Company	Nature of its Principal Business	Cost	Fair Value

Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	3,615,993	3,609,332
Fitness Quest, Inc.	Fitness Products Direct Marketer	2,225,620	11,186,537
Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000
Health Care Solutions, Inc.	Home Health Care Provider	2,098,117	2,127,518
The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000
National Rehab Partners, Inc.	Rehabilitation Services	1,482,615	1,481,512
Integrated Physician Solutions, Inc.	Pediatric Physician Practice Management Group	3,839,448	3,864,348
Petroleum Partners, Inc.	Petroleum Distribution Maintenance Services	3,325,000	0
Prime Office Products, Inc.	Office Products Distributor	1,500,000	1,500,000
Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,001
Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960
International Total Services, Inc.	Security	68,410	104

	Total	$28,783,163	$61,415,312

     Our individually significant equity and mezzanine investments at September 30, 2003 are described below:

     Disposable Products Company, LLC

     On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum. We also received a detachable capital stock purchase warrant exercisable for 65% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. In addition, through September 30, 2003 we funded additional 12% promissory notes of $2,615,993 from Disposable Products.

     Fitness Quest, Inc.

     On December 16, 1997, we funded a $1.35 million commitment to invest with Brantley Venture Partners III, L.P. in a $3.85 million preferred stock issue for Fitness Quest, Inc. As a result, we purchased approximately 788,961 shares of Fitness Quest Series A 10% Convertible Preferred Stock at $1.71 per share. Fitness Quest is a direct marketing and distribution company. The proceeds were used by Fitness Quest for a management buy-out of the company from its previous owner. The Time Warner Music Group, a 100% wholly owned subsidiary of Time Warner, Inc., and for other acquisitions. Fitness Quest has been in the fitness promotional products business since 1994. Fitness Quest operates in a highly competitive industry and is dependent on the management talent and efforts of key personnel for its success. We do not believe that Fitness Quest is dependent on a single or small number of customers, possesses significant intellectual property, or is operating in an unusually regulated industry.

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

     Through March 31, 2003, Fitness Quest has continued to increase its revenues, improve its operating margins, and reduce its debt. As a result, the Board of Directors increased the value of the investment to $15,000,000 resulting in an unrealized gain of $6,341,959 for the quarter ending March 31, 2003.

     On July 31, 2003, Fitness Quest successfully completed a recapitalization of the company. As a result of this transaction, we received a distribution from Fitness Quest of $7.3 million, including special and ordinary dividends of $5,234,338, of which $567,000 was in repayment of previously accrued preferred stock dividends. Subsequent to this transaction, we maintain a 15.1% ownership interest in the company with an estimated fair market value of $ 11.2 million.

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

     On December 21, 2001, Flight Options, Inc. and Raytheon Travel Air, a Wichita, Kansas-based unit of Raytheon Company, a Lexington, Mass, based defense contractor, agreed to combine operations into one fractional aircraft ownership program to be known as Flight Options. The transaction was completed during the quarter ended March 31, 2002. During the second quarter of 2003, Raytheon Company provided additional debt and equity financing to Flight Options.

     As a result of the transactions described above, our board of directors have met each quarter to review the terms of the then current transactions. Consistent with our valuation guidelines, the board has used private market methods to value our investment in Flight Options, Inc. and approved increases in the value of our investment in Flight Options, Inc. to its current $32.5 million. At September 30, 2003, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price.

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

     On May 1, 2003, Health Care Solutions sold its respiratory division assets. Through July 31, 2003, Health Care Solutions sold its remaining operating assets. As a result of these transaction, we have received $1,540,000 in proceeds and expect to receive additional proceeds of approximately $2.0 million over the next 18 months. The remaining corporate assets of Health Care Solutions are presently being marketed for a projected sale in 2004. The current valuation approximates the total proceeds expected to be received from these sales.

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

     In addition to the above Class A-2 10% Convertible Preferred Stock, in 2000 we funded $267,448 and $400,000 to invest in promissory notes, with detachable warrants, in Integrated Physician Solutions. The detachable warrants are for the purchase of 30,000 shares of Integrated Physician Solutions common stock at $4.00 per share.

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

     As a result of adverse operating performance, the Board of Directors approved a valuation reduction of our investment to $1,874,219 thereby generating a $1,450,781 unrealized loss for the quarter ended March 31, 2003. At that time, the Board of Directors also approved a write-off of all interest and dividends receivable relating to this investment of $517,886. For the quarter ended June 30, 2003, the Board of Directors approved a second valuation reduction in our investment by $1,874,219 thereby generating a year to date unrealized loss of $3,325,000.

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

(b)	There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 25, 2002, Phillip Goldstein, a director and shareholder of the Company filed a lawsuit in the District Court for the Northern District of Ohio against us, Robert Pinkas, James Oliver, Benjamin Bryan and IVS Associates, Inc. alleging, among other things, that the Company engaged in wrongdoing and that the individual defendants breached their fiduciary duties during the Annual Meeting of Stockholders held on September 17, 2002. Mr. Goldstein alleges that the Company’s actions surrounding the closing of the polls disenfranchised certain shareholders. Mr. Goldstein sought to have votes for which he had proxies, which were submitted after the polls were closed, counted. He also sought an order declaring his nominees to be directors of the Company. The Company also asserted a counterclaim against Mr. Goldstein alleging violations of the proxy rules and the failure to disclose his participation in a group as required by Regulation 13D. Mr. Goldstein denied the allegations of the counterclaims. Mr. Goldstein’s motion for a temporary restraining order was denied, and a hearing for a preliminary injunction was held on November 18-21, 2002. On December 18, 2002, Magistrate Jack B. Streepy issued a report and recommendation that Mr. Goldstein’s motion for a preliminary injunction be granted. Both parties filed objections to the Magistrate’s report. No order has been issued by the Court to date. On February 13, 2003, the judge set a trial date of March 19, 2003, and on March 19, 2003, the judge issued a stay of the proceeding. A status hearing regarding this case has been set for November 25, 2003.

     On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the staff of the Division of Investment Management. On August 14, 2003 we responded to those comments. With our response, we have proposed a new Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, we received comments regarding our August 14, 2003 response. We are in the process of responding to these additional comments.

Pursuant to the proposed new Memorandum of Understanding, we would agreed, among other things:

•	To cause there to be four (4) directors who are not “interested persons” as defined under the 1940 Act and cause the board to be exactly seven (7) directors in total;

•	If Mr. Goldstein or Gerald Hellerman is no longer director of the Company then whichever of Mr. Goldstein or Mr. Hellerman remains on the board shall have the right to select a nominee;

•	To not convert the Company from being an advised fund to an internally managed fund unless a majority of the independent directors agree;

•	To allow any independent director to request independent counsel, subject to approval of the board,

which cannot be unreasonably withheld; and • To refrain from making defamatory remarks about any party to the agreement.

•	To refrain from making defamatory remarks about any party to the agreement.

In addition, the proposed new Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

•	We would ask shareholders to approve a plan of orderly disposition of the assets of the Company or a sale of the assets with the goal of prompt cash distribution to shareholders;

•	We would ask shareholders to approve a new investment advisory agreement pursuant to which, prospectively:

•	The advisor’s fees would be reduced from 2.85% to 2.5% of our net asset value;

•	All stock options would be forfeited and cancelled; and

•	The advisor would be entitled to receive a fee equal to 20% of the aggregate distributions made by the Company in excess of $10.00 per share; however, none of the amount would be paid until aggregate distributions totaled $12.50 per share.

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

     On November 6, 2003, IVS Associates, Inc. filed a complaint in the Superior Court of Delaware seeking approximately $86,000 in connection with their services as Inspector of Elections at the 2002 Annual Meeting. The Company is in the process of responding to the complaint.

Items 2.-5.

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 3	Articles of Incorporation and By-laws

(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)

(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)

(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)

Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 996, which exhibit is incorporated herein by reference)

Exhibit 10	Material Contracts

(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i. 1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.l to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(9)	Memorandum of Understanding dated March 19, 2003 (Exhibit 99.1 to Form 8-K filed March 20, 2003.

Exhibit 31

(1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32	Other

(1)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

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

BRANTLEY CAPITAL CORPORATION

Date: November 14, 2003	By: /s/ ROBERT P. PINKAS

Robert P. Pinkas
Chairman of the Board and
Chief Executive Officer

Date: November 14, 2003	By: /s/ TAB A. KEPLINGER

Tab A. Keplinger
Vice President and
Chief Financial Officer