Form 10-Q/A
period 2003-09-30
BRANTLEY CAPITAL CORP
filed 2003-12-23
CIK 1021009

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

Explanatory Note

     This Amendment on Form 10-Q/A constitutes Amendment No. 1 to Brantley Capital’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, which was previously filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2003. The Company is filing this amendment to reflect changes to the Certificates required by Section 302 of the Sarbanes-Oxley Act of 2002. The revised certificates are filed as Exhibits 31.1 and 31.2 hereto.

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

BRANTLEY CAPITAL CORPORATION

Date: December 23, 2003	By: /s/ ROBERT P. PINKAS

Robert P. Pinkas
Chairman of the Board and
Chief Executive Officer

Date: December 23, 2003	By: /s/ TAB A. KEPLINGER

Tab A. Keplinger
Vice President and
Chief Financial Officer