Form 10-K
period 2003-12-31
BRANTLEY CAPITAL CORP
filed 2004-03-30
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number: 814-00127

BRANTLEY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	34-1838462

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $27,852,177, based on the last sale price of such stock as quoted by the NASDAQ National Market System on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

      The number of shares of common stock outstanding as of March 30, 2004 was 3,810,535.

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

      We have provided equity and long-term debt financing to small and medium-sized companies in a variety of industries throughout the United States. Our portfolio currently consists primarily of private equity securities and, to a lesser extent, mezzanine investments primarily in the form of subordinated debt with warrants. As of December 31, 2003, our portfolio was composed of the following investments:

	Cost	Fair Value	Percent

Private Equity Securities(1)	$19,075,503	$55,011,012	91%
Private Mezzanine Securities(2)	$6,106,651	$5,379,392	9%

Total	$25,182,154	$60,390,404	100%

(1)	Our private equity securities typically consist of preferred stock.

(2)	All of our other current investments, including demand notes, subordinated notes and promissory notes are considered mezzanine investments, although such investments are often accompanied by warrants to purchase common stock. These mezzanine investments are sometimes referred to as “equity-linked securities.”

      Historically, we have focused our investing activities on private equity securities intended to provide long-term capital appreciation. Currently we have a total of $25.2 million invested in 11 private companies. At December 31, 2003, these investments had a stated fair value of $60.4 million, a 140% increase over our original cost. Our investing activity has resulted in inception to date dividends of $2.09 per share and an increase in our net asset value per share to $17.34 as of December 31, 2003. The ending net asset value per share and our cumulative dividends paid per share representing a 94% appreciation since we began operations.

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

      The following table presents the fair value at December 31, 2003 of each investment that represented more than 5% of our total assets as of such date:

		Percent of
	Fair Value	Total Assets

Flight Options International, Inc.	$32,500,000	42%
Fitness Quest, Inc.	$11,186,539	15%
Integrated Physician Solutions, Inc.	$3,864,348	5%

      For a discussion of such investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

      On March 19, 2003, the Company entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. The Court approved the proposed settlement on February 26, 2004.

      On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, the Company received comments on its application from the staff of the Division of Investment Management of the Securities and Exchange Commission. On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a new Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, the Company received comments regarding its August 14, 2003 response. The Company responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Company continues to discuss this matter with the staff of the Division of Investment Management.

      The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

      Pursuant to the proposed Memorandum of Understanding the Company would agree, among other things:

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

      In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

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

      The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the proposed memorandum, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

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

     Mezzanine Investments

      To date our equity-linked investments have been in the form of mezzanine debt with an “equity kicker” such as a warrant. Our existing mezzanine investments are generally subordinated notes, ranging in size from $1 million to $3 million with a fixed interest rate of approximately 12% and maturities of five to seven years. Currently, mezzanine investments represent 9% of our investment portfolio.

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

Small-Capitalization Public Stock Investments

      From our inception through September 2002, we invested a portion of our assets in small-capitalization public companies. With respect to our investments in small-capitalization public companies, our primary focus was on companies that our investment adviser believed had significant potential for growth in sales and earnings. We considered a “small-capitalization” company to be a company that has a market capitalization under $1.5 billion.

      As the Company’s assets became more fully invested, we made the decision to dedicate the remaining available capital to our private company investment activities. As a result, we liquidated our small-capitalization public stock portfolio in the third quarter of 2002.

Investment Sourcing

      We have enjoyed significant deal sourcing benefits from relationships that the principals of our investment adviser have developed over the years. These individuals have, collectively, in excess of 60 years of private company investment experience including financings involving private equity securities and mezzanine investments, have invested in over 100 private companies and currently manage approximately $250 million in assets. As such, they have established an extensive network of investment referral relationships. Our investment adviser reviews approximately 800 investment opportunities annually for private investment funds that it manages.

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

Investment Adviser

      Brantley Capital Management, L.L.C. has served as our investment adviser since our inception pursuant to an Investment Advisory Agreement. The principals of our investment adviser collectively have in excess of 60 years of private company investment experience, have invested in over 100 private companies and currently manage approximately $250 million in assets, including our assets.

      In addition to managing our investments, principals of our investment adviser currently manage the following other funds:

		Committed
		Capital
Fund Name	Adviser Since	(in millions)	Status

Brantley Venture Partners I (BVP I)	1987	$12.5	Completed
Brantley Venture Partners II (BVP II)	1990	30.0	Completed
Brantley Venture Partners III (BVP III)	1993	57.5	Closed to new investments
Brantley Partners IV (BP IV)	1998	123.8	Approximately 70% invested or committed

      The principals of our adviser may form other funds that may make similar investments to the Company’s investments.

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

      Under the terms of our Investment Advisory Agreement, we currently pay our investment adviser an annual management fee of 2.85% of our net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. In connection with the Memorandum of Understanding which is subject to stockholder approval and the receipt of exemptive relief from the SEC, our board has approved and we intend to enter into a new investment advisory agreement that, among other things, reduces the fee we pay on our net assets from 2.85% to 2.5%. The new investment advisory agreement also requires us to pay our advisor a fee equal to 20% of the distributions we make to stockholders in excess of $10.00 per share, provided that no payment shall be made until we have distributed at least $12.50 per share to our stockholders. We intend to seek stockholder approval of the new investment advisory agreement at our 2004 Annual Meeting of Stockholders. The terms of the new agreement will not become effective until stockholder approval has been obtained.

      Our investment adviser is responsible for the salaries and expenses of its own personnel, office space costs and local telephone and administrative support costs. For the fiscal years ended December 31, 2003, 2002 and 2001, fees earned by our investment advisor were $1,952,808, $1,901,941, and $1,631,885 respectively. The Investment Advisory Agreement is renewed annually and is terminable with 60 days’ notice by either party.

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

      The Investment Advisory Agreement was approved by our board of directors on October 29, 1996, and is renewable each year on November 26, provided that its continuance is approved annually by our board of directors or by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, including, in either case, approval by our directors who are not interested persons. Our board of directors recently approved the renewal of the Investment Advisory Agreement and it is therefore subject to renewal on November 26, 2004. The Investment Advisory Agreement may be terminated by either party without penalty upon at least 60 days’ notice to the other. See “Risk Factors — We Depend Upon Our Investment Adviser for Our Future Success.”

      In connection with the Memorandum of Understanding which is subject to stockholder approval and the receipt of exemptive relief from the SEC, our board of directors has approved and we intend to enter into a new investment advisory agreement that, among other things, reduces the fee we pay on our net assets from 2.85% to 2.5%. The new investment advisory agreement also requires us to pay our advisor a fee equal to 20% of the distributions we make to stockholders in excess of $10.00 per share, provided that no payment shall be made until we have distributed at least $12.50 per share to our stockholders. We intend to seek stockholder approval of the new investment advisory agreement at our 2004 Annual Meeting of Stockholders. Our investment advisor will operate under the currently executed investment advisory agreement pending the approval of the new investment advisory agreement by our stockholders.

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

      For its services, we pay the administrator an annual fee based on our average net assets of (i) 0.08% of the first $100 million of average net assets; (ii) 0.06% of the next $100 million of average net assets; and (iii) 0.04% of average net assets in excess of $200 million, subject to a minimum annual fee of $75,000. Based on our net assets of $66,090,665 at December 31, 2003, the annual fee we would pay to the administrator in 2004 would be $75,000. An additional annual fee of $10,000 will be applied if we engage in leverage transactions other than temporary borrowings. We also reimburse the administrator for its out-of-pocket expenses.

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

      Our Internet address is www.brantleycapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.

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

      On March 19, 2003, the Company entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. The Court approved the proposed settlement on February 26, 2004.

      On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, the Company received comments on it’s application from the staff of the Division of Investment Management of the Securities and Exchange Commission. On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a new Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, the Company received comments regarding it’s August 14, 2003 response. The Company responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Company continues to discuss this matter with the staff of the Division of Investment Management.

      The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

      Pursuant to the proposed Memorandum of Understanding the Company would agree, among other things:

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

      In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

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

      The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the proposed memorandum, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

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

      On October 4, 2002, the Company received notice from the Midwest Regional Office (“MRO”) of the SEC that they were inquiring into activities involving the Annual Meeting. The Company has and will cooperate with the inquiry. The letter from the MRO states that the inquiry should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person or entity that may be involved. There has been no communication between the MRO and the Company since the fourth quarter of 2002.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “BBDC” and historically has traded at prices below our net asset value per share. The following table sets forth, for the periods indicated, our net asset value per share of common stock and the high and low sales prices per share of our common stock. Prior to September 23, 1999, our common stock traded on the Nasdaq SmallCap Market under the same symbol. On March 26, 2004, the last reported sales price of our common stock was $4.23 per share.

		Range of Sales
	Net Asset	Prices
	Value per
	Share(1)	High	Low

Year ended December 31, 2003
First Quarter	18.37	8.94	6.04
Second Quarter	17.78	8.90	8.00
Third Quarter	18.44	9.88	7.52
Fourth Quarter	17.34	11.13	8.80
Year ended December 31, 2002
First Quarter	17.85	11.00	9.62
Second Quarter	17.78	10.80	8.92
Third Quarter	17.57	10.00	7.79
Fourth Quarter	17.29	8.90	7.01

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

      Since our initial public offering, we have distributed more than 98% of our ordinary income and 98% of our capital gain net income to our stockholders on an annual basis. For the years ended 2003, 2002, and 2001, we declared dividends of $0.69, $0.00 and $0.19, respectively.

      Our current intention is to continue distributing our ordinary income and our short-term capital gains on an annual basis to our stockholders. We may also choose to distribute some or all of our net realized long-term capital gains. Pursuant to our Memorandum of Understanding with Mr. Goldstein, we have agreed to distribute proceeds from the disposition of our assets to stockholders upon receipt of appropriate approvals. There can be no assurance as to the timing or amounts of these distributions. See “Item 3. Legal Proceedings.”

      We maintain an “opt out” dividend reinvestment and cash purchase plan for our stockholders. Under the plan, if shares of our common stock are registered in your name, dividends will be automatically reinvested in additional shares of common stock unless you “opt out” of the plan.

      The Company made no common stock repurchases during 2003.

Item 6.	Selected Financial Data
(all figures in thousands except per share data)
(years ended December 31)

	2003	2002	2001	2000	1999	1998	1997	1996

Financial Position
Total assets	$77,853	$73,747	$75,534	$58,471	$54,991	$50,456	$43,825	$36,620
Note payable	7,500	6,000	6,000	6,000	—	—	—	—
Net assets	66,091	65,900	68,006	51,943	52,440	49,941	42,912	36,142

Changes in Net Assets
Net investment income (loss)	2,657	(2,158)	(1,208)	145	320	(69)	31	(7)
Net gain on investments	164	52	18,007	1,734	3,932	7,137	5,683	—
Net change in net assets from operations	2,821	(2,106)	16,800	1,879	4,252	7,068	5,713	(7)
Dividends	2,630	0.00	736	2,376	1,753	38	444	—

Per Share Data
Net assets	17.34	17.290	17.850	13.630	13.760	13.110	11.260	9.870
Closing market price	10.20	7.700	10.890	8.625	8.000	7.125	9.630	10.000
Cash dividends	0.69	0.00	0.19	0.620	0.460	0.010	0.120	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      On March 19, 2003, the Company entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. The Court approved the proposed settlement on February 26, 2004.

      On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, the Company received comments on it’s application from the staff of the Division of Investment Management of the Securities and Exchange Commission. On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, the Company received comments regarding it’s August 14, 2003 response. The Company responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Company is in the process of responding to additional oral comments from the staff of the Division of Investment Management.

      The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

      Pursuant to the proposed Memorandum of Understanding the Company would agree, among other things:

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

      In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

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

      The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the proposed memorandum, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

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

      We account for our operations utilizing accounting principles generally accepted in the United States of America for investment companies. On this basis, the principal measure of our financial performance is captioned “Net change in net assets resulting from operations,” which is the sum of two elements. The first element is “Investment income (loss), net,” which is the difference between (1) our income from interest, dividends and fees, and (2) our operating expenses. The second element is “Net gain (loss) on investments,” which is the sum of (1) the difference between the proceeds received from our dispositions of portfolio securities and their stated cost (“Net realized gain (loss) on investments”), and (2) the net change in the fair value of our investment portfolio (“Net unrealized gain (loss) on investments”). “Net realized gain (loss) on investments” and “Net unrealized gain (loss) on investments” are directly related. For example, in the period during which a security is sold to realize a gain, net unrealized gain on investments decreases, and net realized gain on investments increases.

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

Results of Operations

     Dividend and Interest Income

      Dividend and interest income on investments for the years ended December 31, 2003, 2002 and 2001 were $5,970,522, $2,913,667 and $1,581,837, respectively. The increase in interest and dividend income during the year ended December 31, 2003 was primarily due to the income received as a result of the recapitalization of Fitness Quest, Inc. as more fully described below. The increase in interest and dividend income during the year ended December 31, 2002 was primarily due to the private equity portfolio being fully invested during 2002 thereby generating additional dividend income. In addition, we received special dividends of $845,310 from Fitness Quest, Inc. during 2002.

     Operating Expenses

      Total operating expenses during the years ended December 31, 2003, 2002 and 2001 were $3,313,967, $5,072,064 and $2,789,513, respectively. A significant component of total operating expenses was advisory fees of $1,952,808, $1,901,941 and $1,631,885 earned by our investment adviser during the years ended December 31, 2003, 2002 and 2001, respectively. The increases in advisory fees are a result of the increases we have experienced in net asset value. A second component of total operating expenses was professional fees of $70,031, $1,929,878, and $309,759 during the years ended December 31, 2003, 2002, and 2001 respectively. The increase in professional fees during 2002 reflected the cost of the proxy contest and resulting litigation including the accrual of the reimbursement of legal fees and proxy costs, and the write-off of prepaid offering costs due to our decision not to proceed with the previously announced rights offering. We have accrued $275,000 in connection with Phillip Goldstein’s proxy and litigation costs. Payment of such amounts are subject to the receipt of exemptive relief from the SEC and compliance with the Investment Company Act of 1940.

     Net Realized and Unrealized Gains on Investment Transactions

      During the years ended December 31, 2003, 2002 and 2001, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $163,954, $52,411 and $18,007,426, respectively. At December 31, 2003, and 2002, we had investments in eleven privately-held companies, respectively. The net realized and unrealized gains during such periods were significantly influenced by general stock market and business conditions, as well as the December 21, 2001 revaluation of Flight Options International, Inc. and the 2003 write-offs of Petroleum Partners, Inc. which are more fully described below.

Financial Condition, Liquidity and Capital Resources

      At December 31, 2003 and 2002, we had $4,688,731 and $237,154, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of the lender and is not readily available to fund investments or pay operating expenses.

      Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as necessary. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note is unsecured and carries an interest rate of prime plus 1% (5.25% at December 31, 2003). As of December 31, 2003 $1.5 million has been drawn down on the note.

      At December 31, 2003 and 2002, we had stockholders’ equity of $66,090,665 and $65,900,328, respectively, resulting in a net asset value per share of $17.34 and $17.29, respectively.

      At December 31, 2003, we had $7,500,000 of outstanding indebtedness. For the year ended December 31, 2003, the weighted average interest rate on this indebtedness was 4.2%.

      Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. hold, in the aggregate, approximately $152 million of private equity investments. These partnerships are related to our investment adviser in a manner that required the receipt, from the Securities and Exchange Commission, of an exemption from certain provisions of the Investment Company Act of 1940 in order to permit us, under certain circumstances, to invest in the same portfolio companies as the other private investment funds managed by our investment adviser.

      We intend to use our cash to make only follow on investments in the future, and distribute any remaining proceeds from liquidity events to stockholders.

      At December 31, 2003 and December 31, 2002, the aggregate cost of the investments we made to date was $25.2 million and $30.3 million, respectively, and their aggregate market value was $60.4 million and $62.1 million, respectively, for an aggregate fair value appreciation of 140% and 109%, respectively. Our management believes that our portfolio companies have potential for long-term growth in sales and earnings.

      We did not have any material off-balance sheet arrangements, as defined in Item 303(a) of Regulation S-K under the Exchange Act for the fiscal year ended December 31, 2003.

      Our contractual obligations as of December 31, 2003 are:

		Payments Due

		Less than 1			More than
	Total	year or on demand	1 to 3 years	3 to 5 years	5 years
Contractual Obligations
Debt Obligations	$7,500,000	$7,500,000	—	—	—

Total Contractual Obligations	$7,500,000	$7,500,000	—	—	—

     Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at December 31, 2003.

Name of Company	Nature of its Principal Business	Cost	Fair Value

Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	3,865,993	3,109,332

Fitness Quest, Inc.	Fitness Products Direct Marketer	2,225,620	11,186,539

Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000

Health Care Solutions, Inc.	Home Health Care Provider	1,573,210	1,602,611

The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000

National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513

Integrated Physician Solutions, Inc.	Pediatric Physician Practice Management Group	3,839,448	3,864,348

Prime Office Products, Inc.	Office Products Distributor	1,500,000	1,500,000

Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,000

Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960

International Total Services, Inc.	Security	68,410	101

	Total	$25,182,154	$60,390,404

      Our individually significant equity and mezzanine investments at December 31, 2002 are described below:

     Disposable Products Company, LLC

      On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/ janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum with a final maturity in 2003 that has been extended. We also received a detachable capital stock purchase warrant exercisable for 65% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. In addition, through December 31, 2003 we funded additional 12% promissory notes of $2,865,993 from Disposable Products.

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

      Through March 31, 2003, Fitness Quest had continued to increase its revenues, improve its operating margins, and reduce its debt. As a result, the Board of Directors increased the value of the investment to $15,000,000 resulting in an unrealized gain of $6,341,959 for the quarter ending March 31, 2003.

      On July 31, 2003, Fitness Quest successfully completed a recapitalization of the company. As a result of this transaction, we received a distribution from Fitness Quest of $7.3 million, including special and ordinary dividends of $5,234,338, of which $567,000 was in repayment of previously accrued preferred stock dividends. Subsequent to this transaction, we maintain a 15.1% ownership interest in the company with an estimated fair value of $11.2 million.

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

      As a result of the transaction described above, our board of directors have met to review the terms of the then current transactions. Consistent with our valuation guidelines, the board has used private market methods to value our investment in Flight Options, Inc. and approved an increase in the value of our investment in Flight Options, Inc. to its current $32.5 million. At December 31, 2003, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price.

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

      On May 1, 2003, Health Care Solutions sold its respiratory division assets. Through July 31, 2003, Health Care Solutions sold its remaining operating assets. As a result of these transaction, we have received $1,975,853 in proceeds and expect to receive additional proceeds of approximately $1.0 to $1.5 million over the next 18 months. The remaining corporate assets of Health Care Solutions are presently being marketed for a projected sale in 2004. The current valuation approximates the total proceeds expected to be received from these sales.

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

     National Rehab Partners, Inc.

      On August 10, 1999, we funded $1.455 million of a $1.5 million commitment to invest with Brantley Partners IV, L.P. and a third party equity group in a $12.0 million preferred stock issue for National Rehab Partners, Inc. Pursuant to this commitment, we purchased 2.2 million shares of Class A 8% Convertible Preferred Stock. The proceeds of this transaction were used to complete the acquisition of a group of rehabilitation management service providers. The remainder of the commitment is being funded upon the successful closing of additional acquisitions. National Rehab Partners is a Brentwood, Tennessee rehabilitation management service company providing rehabilitation services through acute care hospitals and hospital systems throughout the United States. National Rehab Partners is the only national rehabilitation company focused exclusively on helping hospitals develop their outpatient rehabilitation services.

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

      In addition to the above Class A-2 10% Convertible Preferred Stock, we have funded $667,448 in promissory notes, with detachable warrants, in Integrated Physician Solutions. The detachable warrants are for the purchase of 30,000 shares of Integrated Physician Solutions common stock at $4.00 per share.

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

     Small-Capitalization Public Equity Investments

      As the Company’s assets became more fully invested, we made the decision to dedicate the remaining available capital to our private company investment activities. As a result, we liquidated our small-capitalization public stock portfolio in the third quarter of 2002.

     Related Party Information

      The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. The Company currently pays to the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 2003, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $473,474. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director, Paul H. Cascio, a Vice President and a director of the Company, Michael J. Finn, President of the Company, and Tab A. Keplinger, Chief Financial Officer of the Company, are officers and managers of the Investment Adviser, and together own a majority of the Investment Adviser. As stated above in Item 1 (Business — Potential Co-Investments and Follow-On Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in “Financial Statements and Supplementary Data”), the Company co-invests in portfolio companies from time to time with affiliates of the Company and the Investment Adviser, including certain venture capital investment partnerships. Certain officers and directors of the Company and officers of the Investment Adviser also serve as general partners of the investment partnerships’ general partner. The Company’s co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Company from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

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

      On March 19, 2003, the Company entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. The Court approved the proposed settlement on February 26, 2004.

      On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, the Company received comments on it’s application from the staff of the Division of Investment Management of the Securities and Exchange Commission. On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, the Company received comments regarding it’s August 14, 2003 response. The Company responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Company is in the process of responding to additional oral comments from the staff of the Division of Investment Management.

      The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

      Pursuant to the proposed Memorandum of Understanding the Company would agree, among other things:

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

      In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

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

      The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the new proposed memorandum, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

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

Item 8. Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31,

	2003	2002

ASSETS
Investments, at fair value
Companies 5% to 25% owned	$51,814,010	$59,602,279
Companies less than 5% owned	8,576,394	2,481,556
Cash and cash equivalents	4,688,731	237,154
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	6,074,224	5,426,694
Other assets	$700,000	—

Total Assets	$77,853,359	$73,747,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$7,500,000	$6,000,000
Advisory fee payable	473,474	477,860
Accrued professional fees	343,023	1,095,505
Distributions payable	2,630,172	—
Other liabilities	816,025	273,990

Total Liabilities	$11,762,694	$7,847,355

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	$38,105	$38,105
Additional paid in capital	34,506,838	34,506,838
Retained earnings	31,545,722	31,355,385

Total Stockholders’ Equity	$66,090,665	$65,900,328

Total Liabilities and Stockholders’ Equity	$77,853,359	$73,747,683

Net Asset Value Per Share	$17.34	$17.29

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2003	2002	2001

Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$5,585,613	$2,764,126	$1,581,837
Companies less than 5% owned	933,243	149,541	—
Write off of Interest and Dividends Receivable	(548,334)	—	—

Total investment income	5,970,522	2,913,667	1,581,837

Operating Expenses:
Advisory fees	1,952,808	1,901,941	1,631,885
Administration fees	75,465	75,000	74,795
Professional fees	70,031	1,929,878	309,759
Interest and other expenses	1,215,663	1,165,245	773,074

Total operating expenses	3,313,967	5,072,064	2,789,513

Investment Income (Loss), net	2,656,555	(2,158,397)	(1,207,676)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses)
Companies less than 5% owned	(3,675,000)	(402,012)	1,155,843
Companies more than 5% but less than 25% owned	470,896	—	—
Net unrealized gains on investments	3,368,058	454,423	16,851,583

Net realized and unrealized gains (losses) on investment transactions	163,954	52,411	18,007,426

Net increase (decrease) in net assets resulting from operations	$2,820,509	$(2,105,986)	$16,799,750

Net increase (decrease) in net assets from operations per share, basic and diluted	$0.74	$(0.55)	$4.41

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity

Balance at December 31, 2000	$38,105	$37,484,895	$14,420,019	$51,943,019

Net increase in net assets from operations:
Net investment loss	—	—	(1,207,676)	(1,207,676)
Net realized gain	—	—	1,155,843	1,155,843
Net unrealized gain	—	—	16,851,583	16,851,583
Distributions from:
Net investment income	—	—	—	—
Net realized gains	—	—	(736,455)	(736,455)

Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment gain(loss)	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

Net increase in net assets from operations:
Net investment income	—	—	2,656,555	2,656,555
Net realized loss	—	—	(3,204,104)	(3,204,104)
Net unrealized gain	—	—	3,368,058	3,368,058
Distributions from:
Net investment income	—	—	(2,630,172)	(2,630,172)

Balance at December 31, 2003	$38,105	$34,506,838	$31,545,722	$66,090,665

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net change in net assets resulting from operations	$2,820,509	$(2,105,986)	$16,799,750
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized (gains) losses from investments	3,204,104	402,012	(1,155,843)
Net unrealized (gains) on investments	(3,368,058)	(454,423)	(16,851,583)
Changes in assets and liabilities:
Dividend and interest receivable	(647,530)	(1,933,635)	(1,389,248)
Other assets	(700,000)	360,158	(337,208)
Payable for investments purchased	—	(200,000)	—
Advisory fee payable	(4,386)	(10,071)	103,955
Accrued professional fees	(752,482)	1,042,342	(15,207)
Distributions payable	2,630,172	(736,455)	—
Other liabilities	542,035	224,184	(26,327)
Purchases of investment securities	(2,208,665)	(9,422,705)	(5,871,814)
Sales/ Maturities of investment securities	4,066,050	7,702,388	3,941,883
Purchases of short-term investments	—	—	(513,664,214)
Sales/ Maturities of short-term investments	—	—	514,952,769

Net cash provided by (used for) operating activities	5,581,749	(5,132,191)	(641,376)

Cash Flows from Financing Activities:
Note Payable	1,500,000	—	—
Distributions declared but unpaid	(2,630,172)	—	—

Net cash used for financing activities	(1,130,172)	—	—

Net change in cash and cash equivalents for the year	4,451,577	(5,132,191)	(3,513,087)

Cash and cash equivalents, beginning of year	237,154	5,369,345	8,882,432

Cash and cash equivalents, end of the year	$4,688,731	$237,154	$5,369,345

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENT OF INVESTMENTS
December 31, 2003

Name of Issuer and Title of Issue	Shares/Par	Value

Aviation
Flight Options International Inc. Preferred Stock and Warrants *#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #	3,865,992	3,109,332
The Holland Group, Inc. Convertible Preferred Stock #@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	101
Prime Office Products, Inc. Convertible Preferred Stock #@	750,000	1,500,000

		6,734,433

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock #*	793,000	3,172,000
Integrated Physician Solutions, Subordinated Debt with Warrants #*	697,448	692,348
Health Care Solutions, Subordinated Debt with Warrants #	1,701,782	1,602,611
National Rehabilitation Partners, Inc. Convertible Preferred Stock #@	2,218,375	1,454,285
National Rehabilitation Partners, Inc. Subordinated Debt #	27,228	27,228

		6,948,472

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock #@	897,572	699,725
Streamline Foods, Inc. Subordinated Debt with Warrants #	122,500	95,275
Value Creation Partners, Inc. Convertible Preferred Stock #@	304,989	2,225,960
Waterlink, Inc. Warrants	53,550	—

		3,020,960

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock *#@	788,961	8,091,876
Fitness Quest, Inc. Common Stock #@*	120,766	1,238,621
Fitness Quest, Inc. Warrants #@*	181,172	1,856,042

		11,186,539

Total Investments—(Cost $25,182,154)		$60,390,404

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity.

#	Represents privately held securities which are considered illiquid.

@	Represents more than 5% but less than 25% of the voting class of securities.

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

     C. Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with minimal interest rate risk and original maturities of three months or less at acquisition date. The stated value of these instruments approximates fair market value due to their short-term nature. At December 31, 2003, cash and cash equivalents consisted of the following:

	December 31,	December 31,
	2003	2002

Cash	$10,688,731	$6,237,154

Non-restricted Cash	$4,688,731	$237,154

Restricted Cash	$6,000,000	$6,000,000

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

     F. Income Taxes

      The Company intends to continue to qualify as a regulated investment company by complying with the applicable provisions available to certain investment companies as defined in applicable sections of the Internal Revenue Code. Therefore, no provision for income taxes has been recorded. As of December 31, 2003 the Company has a capital loss carryforward of approximately $3,606,000, which, if unused, $394,000 will expire on December 31, 2010 and $3,212,000 will expire on December 31, 2011.

NOTES TO THE FINANCIAL STATEMENTS — Continued

     G. Segments

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

4. Investments

      At December 31, 2003 and 2002, the cost of investments for federal income tax purposes was the same for financial reporting purposes.

5. Transactions with Related Parties

      The Company has obtained exemptive relief from certain provisions of the Act which permit the Company to invest in an offering in which affiliates of the Investment Adviser also intend to invest. The Company anticipates that, subject to certain terms and conditions, current and future affiliates of the Adviser may invest in the same portfolio companies.

      At December 31, 2003 and 2002, the Company owed $473,474 and $477,860 respectively, to the Investment Adviser for management and advisory services.

6. Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of investment income and operating expenses during the period. Significant items subject to such estimates include the valuation of privately held securities. Actual results could differ from those estimates.

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

      In order to facilitate the purchase of shares under the Plan or Director’s Plan, the Company may make arms’-length loans to each plan’s participants, under the terms required by Section 57(j)(2) of the Investment Company Act of 1940. No loans were outstanding as of December 31, 2003. All options outstanding under the Plan and the Director’s Plan are fully vested at December 31, 2003. No options under either plan were exercised during 2003.

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (“the Statement”). The Statement encourages companies to recognize expense for stock based compensation awards based on their fair value on the date of grant. Under the Statement, companies may continue following the existing accounting rules, provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue the existing accounting method and to not adopt the fair value method. Management has assessed the impact of this pro forma disclosure requirement and determined that it is not material to the operations of the Company in 2003 and 2002. Management used the Black Scholes model to perform this assessment. Key assumptions included an estimated volatility of .253, expected option life of 5 years, an expected dividend yield of 4.38 and a risk free interest rate of 4.95%. (See also Note 12).

NOTES TO THE FINANCIAL STATEMENTS — Continued

9. Financial Highlights

	Year ended
	December 31, 2003

	2003	2002

Net Asset Value, Beginning of year	$17.29	$17.85
Income from investment operations:
Net Investment Income (Loss)	0.70	(0.57)
Net Realized and Unrealized Gain on Investments	0.04	0.01

Total from investment operations:	0.74	(0.56)

Less Distributions:
Distributions from Net Investment Income	(0.69)	—

Net Asset Value, end of the year	$17.34	$17.29

Market Value, end of the year	$10.20	$7.70

Total Return, at Market Value	41.31%	(29.29)%
Total Return, at NAV	6.98%	(3.14)%
Total Expenses/ Average Net Assets	4.84%	7.58%
Net Investment Income/ Average Net Assets	3.88%	(3.22)%

10. Debt

      The notes payable to bank at December 31, 2003 included a secured note for $6,000,000 with interest payable at the bank’s prime rate, 4.00% at December 31, 2003 and an unsecured note for $1,500,000 with interest payable at the bank’s prime rate plus 1.00%, 5.00% at December 31, 2003. Under the terms of the notes, the Bank may request repayment on demand and interest is paid monthly. Interest paid for the years ending December 31, 2003 and 2002 was approximately $302,645 and $290,000, respectively. Pursuant to the $6,000,000 secured note agreement, the Company is obligated to maintain $6.0 million of cash under the direction of the lender.

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

NOTES TO THE FINANCIAL STATEMENTS — Continued

12. Subsequent Events

      On March 19, 2003, the Company entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. The Court approved the proposed settlement on February 26, 2004.

      On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, the Company received comments on its application from the staff of the Division of Investment Management of the Securities and Exchange Commission. On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a new Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, the Company received comments regarding its August 14, 2003 response. The Company responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Company continues to discuss this matter with staff of the Division of Investment Management.

      The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

      Pursuant to the proposed Memorandum of Understanding the Company would agree, among other things:

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

      In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

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

      The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the proposed memorandum, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to

NOTES TO THE FINANCIAL STATEMENTS — Continued

engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders of

Brantley Capital Corporation:

      We have audited the accompanying balance sheets of Brantley Capital Corporation (Company), including the statement of investments, as of December 31, 2003 and 2002, and the related statements of operations, changes in net assets, cash flows, and financial highlights for the years then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit. The financial statements of Brantley Capital Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 7, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 2003 and 2002, by written confirmation with the custodian or investment portfolio companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Brantley Capital Corporation as of December 31, 2003 and 2002, and the results of its operations, the changes in its net assets, its cash flows, and its financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Cleveland, Ohio

March 29, 2004,

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

Item 9A. Controls and Procedures

      (a) As of the end of the year covered by this annual report, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

      (b) There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during our most recently completed fiscal quarter.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Proposal 1. Election of Directors” section, and the subsections “Proposal 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors — Committees of the Board of Directors” and “Proposal 1. Election of Directors — Information about Executive Officers” of our proxy statement to be filed within 120 days of our fiscal year ended December 31, 2003 in connection with our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”).

      We have adopted a Code of Business Conduct for all of our directors and employees, including our Chief Executive Officer and Chief Financial Officer. We have posted a copy of our Code of Business Conduct on our website at www.brantleycapital.com. We will provide you a copy of our Code of Business Conduct without charge upon request. To obtain a copy of our Code of Business Conduct, please send your written request to Brantley Capital Corporation, 3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122, Attn: Corporation Secretary.

      Any waivers of the Code of Business Conduct must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from the Code of Business Conduct that apply to our executive officers and directors will be posted on our website located at www.brantleycapital.com.

Item 11. Executive Compensation

      The information set forth under the caption “EXECUTIVE COMPENSATION” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “ELECTION OF DIRECTORS” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The Investment Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Investment Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. The Company currently pays to the Investment Adviser an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 2003, the Investment Adviser was owed an investment advisory fee in the aggregate amount of $501,749. Robert P. Pinkas, Chairman of the Board, Chief Executive Officer, Treasurer and a director, Michael J. Finn, President, Paul H. Cascio, Vice President and a director, and Tab A. Keplinger, Chief Financial Officer of the Company, are officers and managers of the Investment Adviser, and together own a majority of the Investment Adviser. As stated above in Item 1 (Business — Potential Co-Investments and Follow-On Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in “Financial Statements and Supplementary Data”), the Company co-invests in portfolio companies from time to time with affiliates of the Company and the Investment Adviser, including certain venture capital investment partnerships. Certain officers and directors of the Company and officers of the Investment Adviser also serve as general partners of the investment partnerships’ general partner. The Company’s co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Company from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

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

      On March 19, 2003, the Company entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. The Court approved the proposed settlement on February 26, 2004.

      On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, the Company received comments on it’s application from the staff of the Division of Investment Management of the Securities and Exchange Commission. On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a new Memorandum of Understanding that was submitted to the staff of the Division of Investment Management. On November 12, 2003, the Company received comments regarding it’s August 14, 2003 response. The Company responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Company continues to discuss this matter with the staff of the Division of Investment Management.

      The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

      Pursuant to the proposed Memorandum of Understanding the Company would agree, among other things:

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

      In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders:

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

      The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the new proposed memorandum, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

      If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to shareholders.

Item 14. Principal Accounting Fees and Services

      Information in response to this Item is incorporated by reference to the subsections “Ratification of Selection of Independent Public Accountants — Fees Paid to KPMG LLP for 2003 and 2002” and “Ratification of Selection of Independent Accountants — Report of the Audit Committee” in the 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements — The following financial statements of the Company are contained in Item 8 of this Form 10-K:
Balance Sheets — December 31, 2003 and December 31, 2002
Statements of Operations — For the years ended December 31, 2003, 2002 and 2001
Statements of Cash Flows — For the years ended December 31, 2003, 2002 and 2001
Statements of Stockholders’ Equity — For the years ended December 31, 2003, 2002 and 2001
Notes to the Financial Statements
Independent Auditors Report

2.	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3.	Exhibits — Reference is made to the Exhibit Index which is found on page 51 of this Form 10-K.

(b)	Disclosures were made under Item 5 on Forms 8-K dated January 3, 2003, March 19, 2003 and February 27, 2004 in connection with the litigation discussed under Item 3.

(c)	Exhibits — Reference is made to the Exhibit Index which is found on page 51 of this Form 10-K.

(d)	Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

By:	/s/ ROBERT P. PINKAS

Title:	Robert P. Pinkas,

Chairman of the Board,
Chief Executive Officer
and Treasurer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	March 30, 2004
/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	March 30, 2004
/s/ PAUL H. CASCIO Paul H. Cascio	Vice President, Secretary and Director	March 30, 2004
/s/ L. PATRICK BALES L. Patrick Bales	Director	March 30, 2004
/s/ GERALD HELLERMAN Gerald Hellerman	Director	March 30, 2004
/s/ PETER SALTZ Peter Saltz	Director	March 30, 2004
/s/ JAMES P. OLIVER James P. Oliver	Director	March 30, 2004
/s/ PHILLIP GOLDSTEIN Phillip Goldstein	Director	March 30, 2004

EXHIBIT INDEX

      The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit 3	Articles of Incorporation and By-laws
(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)
(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)
Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 1996, which exhibit is incorporated herein by reference)
Exhibit 10	Material Contracts
(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)
(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)
(9)	Memorandum of Understanding dated March 19, 2003 (Exhibit 99.1 to Form 8-K filed March 20, 2003)
Exhibit 23	Consent of Experts and Counsel
(1)	Consent of KPMG LLP
Exhibit 31	Officers’ Certificate
(1)	Certificate of Chief Executive Officer
(2)	Certificate of Chief Financial Officer
Exhibit 32	Other
(1)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002