Form 10-K/A
period 2003-12-31
BRANTLEY CAPITAL CORP
filed 2004-04-29
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PRELIMINARY NOTE

     This Form 10-K/ A is being filed by Brantley Capital Corporation (the “Company”) to report Part III information in lieu of the incorporation of such information by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

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

Class I Directors — Term Expiring in 2008

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

     L. Patrick Bales, 60, a director of the Company and is a partner with the firm of Bales Partners, Inc., an executive search consulting firm that services smaller growth companies as well as major corporations in both the private and public sector. The firm conducts executive search assignments both domestically and internationally and has affiliate offices in London and Tokyo. Previously, Mr. Bales was employed with Paul R. Ray & Company from 1981 to 1983 in their Chicago office and was on the professional staff of two other search firms in the Chicago area from 1975 to 1981. He spent five years with Weber Marking Systems prior to embarking upon his career in executive search. Mr. Bales has been a director of the Company since its formation in 1996. Mr. Bales is not a director of any other business development companies or funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

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

     Paul H. Cascio, 42, a director of the Company, serves as Vice President and Secretary of the Company and as Vice President and Secretary of Brantley Capital Management, L.L.C., which serves as the Company’s investment adviser. Mr. Cascio also serves as a general partner of the general partner of Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. Prior to joining Brantley Venture Partners II, L.P. and Brantley Venture Partners III, L.P. in May, 1996, Mr. Cascio was a Managing Director and head of the General Industrial Manufacturing and Services Group in the Corporate Finance Department at Dean Witter Reynolds Inc. Before joining Dean Witter in 1986, Mr. Cascio was employed in the Corporate Finance Department at E.F. Hutton & Company Inc. Mr. Cascio has been Vice President, Secretary, and a director of the Company since 1998. Mr. Cascio is a director of three funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

     Peter Saltz, 59, a director of the Company, is a consultant to KraftMaid Cabinetry, Inc., the second largest cabinet manufacturer in the United States. Mr. Saltz served as Vice Chairman of Finance from 1997 to 1999 and Senior Executive Vice President and Chief Financial Officer of KraftMaid from 1980 to 1997 and has over 29 years of experience as a certified public accountant in the United States and South Africa. Mr. Saltz holds a limited partnership interest in BVP III and BVP IV. Mr. Saltz has been a director of the Company since 1998. The board of directors has determined that Mr. Saltz is an ‘‘audit committee financial expert’’ as defined under Rule 401 of Regulation S-K of the Securities Exchange Act of 1934. Mr. Saltz is not a director of any other business development companies or funds for which Brantley Capital Management, L.L.C. is also an investment adviser.

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

     Tab A. Keplinger, 43, has served as Vice President and Chief Financial Officer of the Company since its inception. Prior to joining the Company in February 1997, Mr. Keplinger was Vice President and Chief Financial Officer of Victoria Financial Corporation. Before joining Victoria Financial Corporation in 1990, Mr. Keplinger was a senior audit manager in the manufacturing and service sectors for KPMG Peat Marwick.

     Shawn M. Wynne, 45, joined the Company in 2001 as a Vice President and is primarily responsible for the origination, evaluation, structuring and management of our mezzanine investment activities. Prior to joining the Company, Mr. Wynne was a Director at Stonehenge Partners Inc., the successor firm to Banc One Capital Markets, Banc One Corporation’s investment banking and principal investment entity, which managed $500 million in assets. He was responsible for origination, execution and management of mezzanine and preferred stock investments for Banc One Capital Markets, Inc. Prior to joining Banc One Capital Markets, Mr. Wynne held senior business development and group management positions with Banc One and the Bank of Nova Scotia. He is a member of the board of directors of various private companies.

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

     The audit committee, which is currently composed of Messrs. Goldstein, Hellerman, and Saltz, held five meetings during 2003. Mr. Hellerman was appointed to fill a vacancy on the Audit Committee resulting from the resignation of Benjamin Bryan from the Board of Directors. Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market. The Company’s board of directors has determined that Peter Saltz is an “audit committee financial expert” as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934. Peter Saltz, Gerald Hellerman and Phillip Goldstein meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act, and, in addition, neither is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act.

     The audit committee performs its oversight functions and responsibilities pursuant to a written charter adopted by the board of directors.

Code of Ethics

     The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officers, as well as every employee of the Company. The Company’s code can be accessed via its website at http://www.brantleycapital.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

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

     Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that each of its officers and directors complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2003.

Item 11. Executive Compensation

Organization and Compensation of the Board of Directors

     Organization and Compensation of the Board of Directors

     The board of directors has established an audit committee, a compensation committee, an executive committee and a nominating committee. During 2003, the board of directors held four regularly scheduled meetings and three special meetings. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served. The Company requires each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of stockholders.

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

     The audit committee, which is currently composed of Messrs. Goldstein, Hellerman, and Saltz, held five meetings during 2003. Mr. Hellerman was appointed to fill a vacancy on the Audit Committee resulting from the resignation of Benjamin Bryan from the Board of Directors. Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market. The Company’s board of directors has determined that Peter Saltz is an “audit committee financial expert” as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934. Peter Saltz, Gerald Hellerman and Phillip Goldstein meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act, and, in addition, neither is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act.

     The audit committee performs its oversight functions and responsibilities pursuant to a written charter adopted by the board of directors.

Compensation Committee

     The function of the compensation committee is to assist the board of directors in evaluating and recommending compensation of the senior executives of the Company and to administer the Company’s stock option plan in accordance with the terms thereof, including the designation of which officers and employees of the Company shall receive stock options, and the number of shares which should be subject to each option so granted. The compensation committee, which is currently composed of Messrs. Bales and Saltz, held one meeting in connection with a meeting of the board of directors during 2003.

Executive Committee

     The function of the executive committee is to assist the board in carrying out its responsibilities. The executive committee has and may exercise those rights, powers and authority as may be exercised by the full board, except where action by the full board is required by statute, an order of the Securities and Exchange Commission or the Company’s charter or bylaws. The executive committee is composed of Messrs. Pinkas, Oliver and Cascio. The committee did not meet during 2003.

Nominating Committee

     The function of the nominating committee is to recommend candidates for the board of directors. The board of directors currently acts as the Nominating Committee. The Nominating Committee held one meeting in conjunction with a meeting of the board of directors during 2002. The full board of directors currently acts as the Nominating Committee and is composed of four independent directors and three directors who could be considered “interested persons” under the 1940 Act. The board of directors has not adopted a charter for the Nominating Committee The Company believes that because decisions regarding nominations are made by the entire board, including the independent directors, that a separate charter is not necessary. In identifying and evaluating nominees, including shareholder nominees, the board will consider:

•	the appropriate size and composition of the Company’s board of directors;

•	whether or not the person is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act;

•	the needs of the Company with respect to the particular talents and experience of its directors;

•	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	familiarity with national and international business matters;

•	experience with accounting rules and practices;

•	appreciation of the relationship of the Company’s business to the changing needs of society;

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

•	all applicable laws, rules, regulations and listing standards.

     The Nominating Committee’s goal is to assemble a board of directors that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience.

     Other than the foregoing there are no stated minimum criteria for director nominees, although the Nominating Committee may also consider such other factors as it may deem are in the best interests of the Company and its stockholders. The Nominating Committee also believes it appropriate for certain key members of the Company’s management to participate as members of the board.

     The Nominating Committee identifies nominees by first evaluating the current members of the board of directors willing to continue in service. Current members of the board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the board with that of obtaining a new perspective. If any member of the board does not wish to continue in service or if the Nominating Committee or the board decides not to re-nominate a member for re-election, the Nominating Committee identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Nominating Committee and board of directors are polled for suggestions as to individuals meeting the criteria of the Nominating Committee. Research may also be performed to identify qualified individuals. To date, the Company has not engaged third parties to assist in the identification or evaluation of potential nominees although the Company reserves the right in the future to retain a third party search firm, if necessary.

     The Nominating Committee will consider nominees recommended by stockholders; stockholders may send resumes of recommended persons to the attention of Paul H. Cascio, Vice President and Secretary Brantley Capital Corporation, 3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122.

Communications Between Stockholders and Board of Directors

     Stockholders with questions about the Company are encouraged to contact Brantley Capital’s Investor Relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of director’s by sending their communications to Brantley Capital Corporation Board of Directors, c/o Mr. Paul Cascio, 3201 Enterprise Parkway, Suite 350, Cleveland, Ohio 44122. All stockholder communications received in this manner will be delivered to one or more members of the Board of Directors. The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officers, as well as every employee of the Company. The Company’s code can be accessed via its website at http://www.brantleycapital.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

Compensation of Executive Officers and Directors

     The following table sets forth the compensation of the Company’s directors, none of whom is an employee of the Company. Except as set forth in such table, no other compensation was paid to any director (including those who also serve as executive officers) by the Company or any other entity in the Company’s fund complex during 2003. No information has been provided with respect to executive officers of the Company (other than those who also serve as directors), since none of them receives aggregate compensation from the Company and the Company’s fund complex in excess of $60,000.

Compensation Table

			Pension or	Total Compensation
	Aggregate	Securities	Retirement Benefits	from Fund and
	Compensation from	Underlying	Accrued as Part of	Fund Complex
Name of Director	the Company(1)	Options/SARs(2)	Company Expenses	Paid to Directors(3)
Interested Directors
Paul H. Cascio	0	0	0	0
James P. Oliver	0	0	0	0
Robert P. Pinkas	0	0	0	0
Independent Directors
Patrick Bales	$11,500	0	0	$11,500
Phillip Goldstein	11,500	0	0	11,500
Gerald Hellerman	9,500	0	0	9,500
Peter Saltz	11,500	0	0	11,500
Benjamin Bryan(4)	2,500	0	0	2,500

(1)	Compensation consists of amounts received for service as a director. See “Organization and Compensation of the Board of Directors” above.

(2)	See “Stock Option Plan” for more information relating to the terms of the options granted in 2002.

(3)	Consists only of directors’ fees paid by the Company during 2002. Such fees are also included in the column entitled “Aggregate Compensation from the Company.”

(4)	Mr. Bryan resigned as a director on March 20, 2003.

Compensation of Directors

     Each director who is not an officer of the Company receives a monthly fee of $500 and an attendance fee of $1,000 for each board and committee meeting attended.

Stock Option Awards

     No options were granted during 2003.

     The following table sets forth the details of option exercises by each named individual during 2003 and the values of those unexercised options at December 31, 2003.

Option Exercises and Year-End Option Values

			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-the-Money Options(2)
	Upon	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Interested Directors
Paul Cascio	0	0	100,000	0	5,000	0
James P. Oliver	0	0	6,000	0	0	0
Robert P. Pinkas	0	0	450,000	0	45,000	0
Independent Directors
Patrick Bales	0	0	10,000	0	0	0
Phillip Goldstein	0	0	2,000	0	0	0
Gerald Hellerman	0	0	0	0	0	0
Peter Saltz	0	0	6,000	0	0	0
Benjamin Bryan(3)	0	0	10,000	0	0	0

(1)	Value realized is calculated as the closing market price on the date of exercise, net of option exercise price, but before any tax liabilities or transaction costs. This is the deemed market value, which may actually be realized only if the shares are sold at that price.

(2)	Value of unexercised options is calculated based on the closing price of $10.20 per share on December 31, 2003, net of the option exercise price, but before any tax liabilities or transaction costs. “In-the-Money Options” are options with an exercise price that is less than the market price as of December 31, 2002.

(3)	Mr. Bryan resigned as a director on March 30, 2003.

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

Item 12. Stock Ownership of Officers, Directors and Beneficial Owners

     The following table sets forth as of March 31, 2004, the number of shares of the Company’s common stock beneficially owned by each of its current directors and executive officers and all directors and executive officers as a group, according to information furnished to the Company by such persons, except as noted below. Unless otherwise indicated, the Company believes that each director and executive officers set forth in the table has sole voting and investment power with respect to such shares of common stock. The address for each of the directors and executive officers is c/o Brantley Capital Corporation, 3201 Enterpirse Parkway, Suite 350, Cleveland, Ohio 44122.

	Amount and Nature of		Percent of
Name	Beneficial Ownership		Class(1)
Interested Directors
Paul H. Cascio(3)	112,101	(4)	2.94%
James P. Oliver	6,900	(5)	*
Robert P. Pinkas(3)	512,706	(6)	13.45
Independent Directors
L. Patrick Bales	10,800	(8)	*
Phillip Goldstein	262,300	(7)	6.88%
Gerald Hellerman	0		*
Peter Saltz	17,000	(5)	*
Non-Director Executive Officers
Michael J. Finn(3)	258,347	(2)	6.78%
Tab A. Keplinger	77,250	(9)	2.03%
Shawn M. Wynne	900		*
All Directors and Executive Officers as a Group (11 persons)	1,258,314		33.02%

*	Shares owned are less than one percent of class.

(1)	Based on 3,810,535 shares of common stock outstanding as of March 31, 2004.

(2)	Includes 150,000 shares subject to stock option grants.

(3)	Owner of an interest in Brantley Capital Management, L.L.C., which serves as the Company’s investment adviser.

(4)	Includes 100,000 shares subject to stock option grants.

(5)	Includes 6,000 shares subject to stock option grants.

(6)	Includes 450,000 shares subject to stock option grants.

(7)	Information regarding share ownership was obtained from the Schedule 13D that Phillip Goldstein and Andrew Dakos filed jointly as a group on May 22, 2001. Mr. Goldstein reported beneficial ownership of 253,400 shares of the Company’s common stock and Mr. Dakos reported beneficial ownership of 6,900 shares of the Company’s common stock. Because they filed the Schedule 13D as a group, the Company has aggregated their share ownership for purposes of this table. Mr. Goldstein reported sole voting power as to 156,500 shares of common stock, shared voting power as to 7,000 shares, and sole investment power as to 253,400 shares. Mr. Dakos reported sole voting and investment power as to 4,000 shares of common stock and shared voting investment power as to 2,900 shares. Includes 2,000 shares subject to stock option grants.

(8)	Includes 10,000 shares subject to stock option grants.

(9)	Includes 75,000 shares subject to stock option grants.

     The following table sets forth information about persons known by the Company to be a beneficial owner of more than 5% of the outstanding shares of its common stock other than as noted above:

	Amount and Nature
	of Beneficial		Percent of
Name	Ownership		Class
Richard A. Barone Ancora Capital One Chagrin Highlands, 2000 Auburn Drive, Suite 420 Cleveland, Ohio 44122	148,900	(1)	3.91%
Fifth Third Bancorp Fifth Third Center Cincinnati, Ohio 45263	364,800	(2)	9.6%
Deutsche Banc AG Taunusanlage 12, D-60325 Frankfurt am Main Federal Republic of Germany	262,509	(3)	6.89%

(1)	Information regarding share ownership was obtained from the Schedule 13D filed by Richard A. Barone on July 7, 2003. Mr. Barone reported sole voting and investment power as to 10,000 shares of the Company’s common stock and shared investment power as to 138,900 shares of the Company’s common stock.

(2)	Information regarding share ownership was obtained from the Schedule 13G filed jointly by Fifth Third Bancorp and Fifth Third Bank on February 14, 2003. Fifth Third Bancorp reported sole voting as to 182,400 shares of common stock and sole investment power as to 182,400 shares of common stock. Fifth Third Bank reported sole voting power as to 182,400 shares of common stock and sole investment power as to 182,400 shares of common stock. The address of Fifth Third Bank is the same as Fifth Third Bancorp.

(3)	Information regarding share ownership was obtained from the Schedule 13G filed jointly by Deutsche Banc AG in February, 2004.

Dollar Range of Securities Beneficially Owned By Directors

     Set forth below is the dollar range of equity securities beneficially owned by each nominee and continuing director as of March 31, 2004:

Dollar Range of Equity
Securities Beneficially
Name of Director	Owned(1)(2)(3)
Interested Directors
Paul H. Cascio(4)	Over $100,000
James P. Oliver(4)	$50,000–$100,000
Robert P. Pinkas(4)	Over $100,000
Independent Directors
L. Patrick Bales	Over $100,000
Phillip Goldstein	Over $100,000
Gerald Hellerman	None
Peter Saltz	Over $100,000

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934.

(2)	The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – 100,000, or over $100,000.

(3)	The dollar range of the Company’s equity securities owned by each director is based on the closing price of $11.92 per share on March 31, 2004 on the Nasdaq National Market.

Item 13. Certain Relationships and Related Transactions

     Brantley Capital Management, L.L.C., pursuant to the terms of an investment advisory agreement, is responsible, on a day-to-day basis, for the selection and supervision of portfolio investments. Transactions between the Company and the Brantley Capital Management, including operational responsibilities, duties and compensation, are governed by the investment advisory agreement. Throughout the term of the investment advisory agreement, the Company will pay to Brantley Capital Management an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter and payable in arrears. For the year ended December 31, 2003, the Company paid Brantley Capital Management an investment advisory fee in the aggregate amount of $473,474. Robert P. Pinkas, Chairman, Chief Executive Officer, Treasurer and a director of the Company, Michael J. Finn, President and a director of the Company, Paul H. Cascio, Vice President and a director of the Company and Tab A. Keplinger, Chief Financial Officer of the Company are officers and managers of Brantley Capital Management, and together own a majority of Brantley Capital Management.

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

     The Company is an investor in Disposable Products Company, LLC, a non-woven paper products manufacturer. Grand River Industries, Ltd. owns approximately 35% of Disposable Products’ outstanding capital stock. Grand River is a wholly-owned subsidiary of Objective Industrial Investments Partners, L.P. Robert P. Pinkas, Chairman and Chief Executive Officer of the Company, is a managing member in Objective Industrial. As a result of his investment commitment in Objective Industrial, Mr. Pinkas owns 20% of Grand River.

     James P. Oliver has been a director of the Company since 1998 and is a partner with the law firm of Squire Sanders & Dempsey L.L.P., which has represented the Company as counsel since shortly after its formation in 1996.

     On March 19, 2003, we entered into a Memorandum of Understanding (the “MOU”) with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against the Company in September 2002, subject to compliance with the Investment Company Act of 1940. The court approved the proposed settlement on February 26, 2004.

     On June 4, 2003, the Company filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the MOU. On June 18, 2003, the Company received comments on it’s application from the staff of the Division of Investment Management (the “Staff”) of the Securities and Exchange Commission (the “SEC”). On August 14, 2003 the Company responded to those comments. With such response, the Company proposed a MOU that was submitted to the Staff. On November 12, 2003, the Company received comments regarding its August 14, 2003 response. The Company responded to the comments on December 18, 2003. On February 11, 2004, the Staff requested a response from the Board of Directors, which the Board provided on February 25, 2004. The application is still pending.

     The MOU is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurances that this exemptive relief would be granted by the SEC staff.

     Pursuant to the MOU, we would agree, among other things:

•	to cause there to be four (4) directors who are not “interested persons” as defined under the 1940 Act and cause the board to be exactly seven (7) directors in total;

•	if Mr. Goldstein or Gerald Hellerman is no longer a director of the Company, then whichever of Mr. Goldstein or Mr. Hellerman remains on the board shall have the right to select a nominee;;

•	to not convert the Company from being an advised fund to an internally managed fund unless a majority of the independent directors agree;

•	to allow any independent director to request independent counsel, subject to the approval of the board, which cannot be unreasonably withheld; and

•	to refrain from making defamatory remarks about any party to the agreement.

     In addition, the MOU provides that at the next Annual Meeting of Stockholders following SEC approval:

•	the Company would ask shareholders to approve a plan of orderly disposition of the assets of the Company or a sale of the assets with the goal of prompt cash distribution to stockholders;

•	the Company would ask shareholders to approve a new investment advisory agreement pursuant to which, prospectively:

•	the advisor’s fees would be reduced from 2.85% to 2.5% of our net asset value;

•	all stock options would be forfeited and cancelled; and

•	the advisor would be entitled to receive a fee equal to 20% of the aggregate distributions made by the Company in excess of $10.00 per share; however, none of the amount would be paid until aggregate distributions totaled $12.50 per share.

     The MOU also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals when and if they are presented at a meeting of stockholders. Under the MOU, the Company would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders held on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the MOU would run until December 31, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

     KPMG LLP billed the Company aggregate fees of $50,950 for the audit of the Company’s annual financial statement for the fiscal year ended December 31, 2003 and for the review of the financial statements included in the Company’s Forms 10-Q for such fiscal year. KPMG LLP billed the Company aggregate fees of $62,500 for the audit of the Company’s annual financial statement for the fiscal year ended on December 31, 2002 and for the review of the financial statements included in the Company’s Forms 10-Q for such fiscal year.

     The following are aggregate fees billed to the Company by KPMG LLP during 2003 and 2002:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2003	December 31, 2002
Audit Fees	$50,950	$62,500
Audit-Related Fees	—	—
Tax Fees	—	$—
All Other Fees	—	—
Total Fees:	$50,950	$62,500

Audit Fees

     Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

Audit Related Fees

     Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

     Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees

     All other fees consist of fees for products and services other than the services reported above.

     In accordance with its charter, the Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP. These services may include audit services, audit-related services, tax services and other related services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. The Audit Committee limits the engagement by the Company of KPMG LLP for non-audit services and tax services to those circumstances where the services are considered integral to the audit services that it provides, or in which there is another compelling rationale for using its services. KPMG LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During the year ending December 31, 2004, all services provided by KPMG LLP will be pre-approved by the Audit Committee in accordance with this policy.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

By:	/s/ ROBERT P. PINKAS

Title:	Robert P. Pinkas, Chairman of the Board, Chief Executive Officer and Treasurer
Date:	April 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT P. PINKAS Robert P. Pinkas	Chairman of the Board, Chief Executive Officer, Treasurer and Director (principal executive officer and principal accounting officer)	April 29, 2004
/s/ TAB A. KEPLINGER Tab A. Keplinger	Vice President and Chief Financial Officer (principal financial officer)	April 29, 2004
/s/ PAUL H. CASCIO Paul H. Cascio	Vice President, Secretary and Director	April 29, 2004
/s/ L. PATRICK BALES L. Patrick Bales	Director	April 29, 2004
/s/ GERALD HELLERMAN Gerald Hellerman	Director	April 29, 2004
/s/ PETER SALTZ Peter Saltz	Director	April 29, 2004
/s/ JAMES P. OLIVER James P. Oliver	Director	April 29, 2004
/s/ PHILLIP GOLDSTEIN Phillip Goldstein	Director	April 29, 2004