Form 10-Q
period 2004-03-31
BRANTLEY CAPITAL CORP
filed 2004-05-17
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     The number of shares of common stock, $.01 par value, outstanding as of March 31, 2004 was 3,810,535.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BRANTLEY CAPITAL CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Investments, at fair value
Companies 5% to 25% owned	$51,914,012	$51,814,010
Companies less than 5% owned	8,971,392	8,576,394
Cash and cash equivalents	391,126	4,688,731
Restricted cash	6,000,000	6,000,000
Dividends and interest receivable	6,516,160	6,074,224
Other assets	1,020,249	700,000

Total Assets	$74,812,939	$77,853,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$7,500,000	$7,500,000
Advisory fee payable	473,602	473,474
Accrued professional fees	503,341	343,023
Distributions payable	—	2,630,172
Other liabilities	787,587	816,025

Total Liabilities	9,264,530	11,762,694

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	38,105	38,105
Additional paid in capital	34,506,838	34,506,838
Retained earnings	31,003,466	31,545,722

Total Stockholders’ Equity	65,548,409	66,090,665

Total Liabilities and Stockholders’ Equity	$74,812,939	$77,853,359

Net Asset Value Per Share	$17.20	$17.34

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter	For the quarter
	ended	ended
	March 31,	March 31,
	2004	2003
Investment Income (Loss):
Interest and Dividends
Companies owned 5% to 25%	$215,643	$510,994
Companies less than 5% owned	227,079	—
Write Off of Interest and Dividends Receivable	—	(517,886)

Total investment income (loss)	442,722	(6,892)

Operating Expenses:
Advisory fees	473,602	466,122
Administration fees	18,699	18,493
Professional fees	191,942	38,218
Interest and other expense	299,948	217,519

Total operating expenses	984,191	740,352

Investment Loss, net	(541,469)	(747,244)

Net Realized and Unrealized Gains (Losses) on Investments:

Net realized gains (losses) on investments	—	—
Net unrealized gains (losses) on investments	(787)	4,863,407

Net realized and unrealized gains (losses) on investment transactions	(787)	4,863,407

Net increase (decrease) in net assets resulting from operations	$(542,256)	$4,116,163

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.14)	$1.08

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity
Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment income (loss)	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

Net increase in net assets from operations:
Net investment income	—	—	2,656,555	2,656,555
Net realized loss	—	—	(3,204,104)	(3,204,104)
Net unrealized gain	—	—	3,368,058	3,368,058
Distributions from:
Net investment income			(2,630,172)	(2,630,172)

Balance at December 31, 2003	$38,105	$34,506,838	$31,545,722	$66,090,665

Net decrease in net assets from operations:
Net investment loss	—	—	(541,469)	(541,469)
Net realized gain (loss)	—	—	—	—
Net unrealized loss	—	—	(787)	(787)

Balance at March 31, 2004	$38,105	$34,506,838	$31,003,466	$65,548,409

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$(542,256)	$4,116,163
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net unrealized gains on investments	787	(4,863,407)
Changes in assets and liabilities:
Dividend and interest receivable	(441,936)	3,487
Other assets	(320,249)	(202,278)
Advisory fee payable	128	(16,803)
Accrued professional fees	160,318	38,218
Distributions payable	(2,630,172)	—
Other liabilities	(28,438)	73,699

Net cash used for operating activities	(3,801,818)	(850,921)

Cash Flows from Investing Activities:
Purchases of investment securities	(495,787)	(252,844)

Net cash used for investing activities	(495,787)	(252,844)

Cash Flows from Financing Activities:
Note Payable	—	1,500,000

Net cash provided by financing activities	—	1,500,000

Net change in cash and cash equivalents for the year	(4,297,605)	396,235
Cash and cash equivalents, beginning of year	4,688,731	237,154

Cash and cash equivalents, end of the year	$391,126	$633,389

The accompanying notes to the financial statements are an integral part of these statements.

Brantley Capital Corporation
STATEMENT OF INVESTMENTS
March 31, 2004
(unaudited)

Name of Issuer and Title of Issue	Shares/Par	Value
Aviation
Flight Options International Inc. Preferred Stock and Warrants *#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #	4,260,992	3,504,332
The Holland Group, Inc. Convertible Preferred Stock #@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	101
Prime Office Products, Inc. Convertible Preferred Stock #@	800,000	1,600,000

		7,229,433

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock #	793,000	3,172,000
Integrated Physician Solutions, Subordinated Debt with Warrants#	697,448	692,348
Health Care Solutions, Subordinated Debt with Warrants #	1,701,782	1,602,611
National Rehabilitation Partners, Inc. Convertible Preferred Stock#@	2,218,375	1,454,285
National Rehabilitation Partners, Inc. Subordinated Debt #	27,228	27,228

		6,948,472

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock #@	897,572	699,725
Streamline Foods, Inc. Subordinated Debt with Warrants #	122,500	95,275
Value Creation Partners, Inc. Convertible Preferred Stock #@	304,989	2,225,960
Waterlink, Inc. Warrants	53,550	—

		3,020,960

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock *#@	788,961	8,091,876
Fitness Quest, Inc. Common Stock #@	120,766	1,238,621
Fitness Quest, Inc. Warrants #@	181,172	1,856,042

		11,186,539

Total Investments—(Cost $25,677,154)		$60,885,404

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity.

#	Represents privately held securities which are considered illiquid.

@	Represents more than 5% but less than 25% of the voting class of securities.

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)

1. Significant Accounting Policies

     The interim financial statements have been prepared by Brantley Capital Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 2003 Annual Report filed on Form 10-K dated December 31, 2003.

     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2004, the results of its operations for the quarters ended March 31, 2004 and 2003, and its cash flows for the quarters ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     Privately placed securities are carried at fair value as determined in good faith by the Board of Directors. Generally, the fair value of each security will initially be based primarily upon its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in the general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation.

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

2. Investments, Cash and Cash Equivalents

     As of March 31, 2004 and December 31, 2003, the identified costs of investments for financial statement and tax reporting purposes were $25,677,154, and $25,182,154, respectively.

     Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Cash	$391,126	$4,688,731
Restricted Cash	$6,000,000	$6,000,000

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited) – (Continued)

3. Investment Advisory Agreement

     The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the quarter ended March 31, 2004, the Investment Adviser earned $473,602 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4. Financial Highlights

	For the quarter		For the quarter
	ended		ended
	March 31, 2004		March 31, 2003
Net Asset Value, Beginning of the Period	$17.34		$17.29

Income (loss) from investment operations:
Net investment loss	(0.14)		(0.20)
Net realized and unrealized gain (loss) on investments	(0.00)		1.28

Total from investment operations	(0.14)		1.08

Net Asset Value, End of Period	$17.20		$18.37

Market Value, End of Period	$11.92		$8.35

Total return, at Market Value	16.86	%(1)	8.44	%(1)

Total return, at Net Asset Value	(0.81)	%(1)	6.25)	%(1)

Total Expenses/Average net assets	6.05	%(2)	4.36	%(2)

Net Investment Income/Average net assets	(3.33)	%(2)	4.40	%(2)

(1)	Not annualized.

(2)	Annualized.

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

     Historically, we have focused our investing activities on private equity securities. We generally structure our private equity investments as participating preferred stock with an 8% to 10% dividend yield that accumulates and is paid upon a liquidity event. Our private equity investments typically range from $1 million to $5 million, and we generally expected these investments to achieve liquidity within three to five years. We typically do not receive a cash return on our private equity investments until a liquidity event occurs, but instead seek to achieve long-term capital appreciation in net asset value through such investments.

     On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Part II, Item 1. Legal Proceedings.” The Court approved the proposed settlement on February 26, 2004.

     On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the Staff (the “Staff”) of the Division of Investment Management of the Securities and Exchange Commission (the “SEC”). On August 14, 2003 we responded to those comments. With our response, we proposed a new Memorandum of Understanding that was submitted to the Staff. On November 12, 2003, we received comments regarding our August 14, 2003 response. We responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The application for exemptive relief is still pending.

     The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

     Pursuant to the proposed Memorandum of Understanding, we would agree, among other things:

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

     In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders following SEC approval:

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

     The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the proposed memorandum, we would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

     If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to stockholders.

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

     Portfolio investments listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system on the date of valuation. Securities traded in the over-the-counter market are valued based on the average of the closing bid and asked prices on the date of valuation. Interest income is recorded on mezzanine investments when the payment is contractually due unless a loan is more than 30 days past due. Interest is not accrued on any loans that are more than 30 days past due. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. Dividends and interest income receivables are typically collected upon a liquidity event. We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized.

     We account for our operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of our financial performance is captioned “Net increase (decrease) in net assets resulting from operations,” which is the sum of two elements. The first element is “Investment income (loss), net,” which is the difference between (1) our income from interest, dividends and fees, and (2) our operating expenses. The second element is “Net realized and unrealized gains (losses) on investments,” which is the sum of (1) the difference between the proceeds received from our dispositions of portfolio securities and their stated cost (“Net realized gain (loss) on investments”), and (2) the net change in the fair value of our investment portfolio (“Net unrealized gain (loss) on investments”). “Net realized gain (loss) on investments” and “Net unrealized gain (loss) on investments” are directly related. For example, in the period during which a security reflecting an unrealized gain is sold to realize a gain, net unrealized gain on investments decreases, and net realized gain on investments increases.

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

Results of Operations

     Dividend and Interest Income

     Dividend and interest income on investments for the three months ended March 31, 2004, and 2003 were $442,722, and $(6,892), respectively. The increase in interest and dividend income during the three months ended March 31, 2004 was primarily due to the 2003 write-off of our investment and related accrued dividend and interest receivable in Petroleum Partners, Inc. as more fully described below.

     Operating Expenses

     Total operating expenses during the three months ended March 31, 2004, and 2003 were $984,191 and $740,352, respectively. Total operating expenses during the three months ended March 31, 2004 and 2003 included advisory fees of $473,602 and $466,122, respectively, professional fees of $191,942 and $38,218, respectively and interest and other expenses of $299,948 and $217,199, respectively. The increase in professional fees during 2004 was a result of costs associated with the settlement of outstanding litigation and the preparation of an exemptive order with the SEC as more fully described below. The increase in interest and other expenses during 2004 reflects the increased interest costs associated with the increased note payable balance and increased directors and officer liability insurance costs.

Net Realized and Unrealized Gains (Losses) on Investment Transactions

     During the three months ended March 31, 2004 and 2003, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains (losses) on investments of $(787) and $4,863,407, respectively. At March 31, 2004 and December 31, 2003, we had investments in eleven privately-held companies which are subject to general stock market and business conditions. The unrealized gains during 2003 were primarily due to an increase in the valuation of Fitness Quest, Inc. resulting from Fitness Quest’s increases in revenues, improvements in operating margins, and reductions in debt and a write-down in the valuation of Petroleum Partners, Inc. as more fully discussed below.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2004 and December 31, 2003, we had $391,126 and $4,688,731, respectively, in cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash is held under direction of the lender and is not readily available to fund investments or pay operating expenses.

     Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as necessary. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note is unsecured and carries an interest rate of prime plus 1% (5.00% at March 31, 2004). As of March 31, 2004, $1.5 million has been drawn down on the note.

     At March 31, 2004 and December 31, 2003, we had stockholders’ equity of $65,548,409 and $66,090,665, respectively, resulting in a net asset value per share of $17.20 and $17.34, respectively.

     At March 31, 2004 and December 31, 2003, we had $7,500,000 of outstanding indebtedness, respectively. For the three months ended March 31, 2004, the weighted average interest rate on this indebtedness was 4.07%.

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

     At March 31, 2004 and December 31, 2003, the aggregate cost of the investments held was $25.7 million and $25.2 million, respectively, and their aggregate market value was $60.9 million and $60.4 million, respectively, for an aggregate fair value appreciation of $35.2 million and $35.2 million, respectively.

     We did not have material off-balance sheet arrangements, as defined in Item 303(a) of Regulation S-K under the Exchange Act for the three months ended March 31, 2004.

     Our contractual obligations as of March 31, 2004 are:

		Payment Due
		Less than 1			More than
Contractual Obligations	Total	year or on demand	1 to 3 years	3 to 5 years	5 years
Debt Obligations	$7,500,000	$7,500,000	—	—	—

Total Contractual Obligations	$7,500,000	$7,500,000	—	—	—

Portfolio Company Investments

     The following is a list of companies in which we had an investment and the cost and fair value of such securities at March 31, 2004.

Name of Company	Nature of its Principal Business	Cost	Fair Value
Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	4,260,993	3,504,333
Fitness Quest, Inc.	Fitness Products Direct Marketer	2,225,620	11,186,539
Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000
Health Care Solutions, Inc.	Home Health Care Provider	1,573,210	1,602,611
The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000
National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513
Integrated Physician Solutions, Inc.	Pediatric Physician Practice Management Group	3,839,448	3,864,348
Prime Office Products, Inc.	Office Products Distributor	1,600,000	1,600,000
Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,000
Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960
International Total Services, Inc.	Security	68,410	101

	Total	$25,677,154	$60,885,404

     Our individually significant equity and mezzanine investments at March 31, 2004 are described below:

     Disposable Products Company, LLC

     On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum. We also received a detachable capital stock purchase warrant exercisable for 65% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. In addition, through March 31, 2004 we funded additional 12% promissory notes of $3,260,993 from Disposable Products.

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

     As a result of the transactions described above, our board of directors has met each quarter to review the terms of the then current transactions. Consistent with our valuation guidelines, the board has used private market methods to value our investment in Flight Options, Inc. and approved increases in the value of our investment in Flight Options, Inc. to its current $32.5 million. At March 31, 2004, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price.

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

     On May 1, 2003, Health Care Solutions sold its respiratory division assets. Through July 31, 2003, Health Care Solutions sold its remaining operating assets. As a result of this transaction, we have received $1,676,790 in proceeds through March 31, 2004. In addition we have received $225,000 of proceeds subsequent to March 31, 2004 and expect to receive additional proceeds of approximately $1.75 million over the next 18 months. The remaining corporate assets of Health Care Solutions are presently being marketed for a projected sale in 2004.

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

     Integrated Physician Solutions, Inc. has signed a definitive agreement to merge with SurgiCare, Inc. (AMEX: SRG) for stock in Surgicare, Inc. which will be renamed “Orion HealthCorp, Inc.”. As a result of this transaction, holders of Integrated Physician Solutions, Inc. stock and certain notes, will be exchanged for an aggregate number of shares of Orion Class A Common Shares equal to the number of such shares held by SurgiCare’s equityholders immediately prior to the acquisition. Subsequent to the combination, Orion will execute a restructuring of its debt and an approximate $7.3 million private equity offering of Orion Class B Common Shares. Closing of the transactions contemplated above are conditioned upon several factors, including: approval of SurgiCare’s stockholders; approval of continued listing of Orion’s stock on the American Stock Exchange; satisfactory completion of due diligence by certain of the parties; satisfactory resolution of outstanding issues with creditors; simultaneous closing of all transactions; and other conditions commonly found in similar transactions. We expect the proposed transaction to close in 2004.

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

     Prime Office Products, Inc. (Formerly Business Essentials, Inc.)

     On April 22, 1999, we entered into a $1.7 million commitment to invest with Brantley Partners IV, L.P. and Massey Burch Capital Corp. in a $10.0 million preferred stock issue for Prime Office Products, Inc. Pursuant to our commitment, we purchased 510,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share. Prime Office Products is an office products marketing and distribution company based in Nashville, Tennessee. The first part of the commitment was funded to launch an acquisition strategy focused on office distribution companies serving primarily commercial and industrial customers. The remainder of the commitment is being funded upon the closing of additional acquisitions. On January 8, 2002, we purchased an additional 200,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share. On July 31, 2002, we purchased an additional 40,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share to fund acquisitions. On January 24, 2004, we purchased an additional 50,000 shares of Class A 8% Convertible Preferred Stock at $2.00 per share to fund acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have invested in small and medium-sized companies, and our investments are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation and dividend distributions. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. We value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as “Net unrealized gain (loss) on investments.”

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

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have not been any significant changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 25, 2002, Phillip Goldstein, a director and shareholder of the Company filed a lawsuit in the District Court for the Northern District of Ohio against us, Robert Pinkas, James Oliver, Benjamin Bryan and IVS Associates, Inc. alleging, among other things, that the Company engaged in wrongdoing and that the individual defendants breached their fiduciary duties during the Annual Meeting of Stockholders held on September 17, 2002. Mr. Goldstein alleges that the Company’s actions surrounding the closing of the polls disenfranchised certain shareholders. Mr. Goldstein sought to have votes for which he had proxies, which were submitted after the polls were closed, counted. He also sought an order declaring his nominees to be directors of the Company. The Company also asserted a counterclaim against Mr. Goldstein alleging violations of the proxy rules and the failure to disclose his participation in a group as required by Regulation 13D. Mr. Goldstein denied the allegations of the counterclaims. Mr. Goldstein’s motion for a temporary restraining order was denied, and a hearing for a preliminary injunction was held on November 18-21, 2002. On December 18, 2002, Magistrate Jack B. Streepy issued a report and recommendation that Mr. Goldstein’s motion for a preliminary injunction be granted. Both parties filed objections to the Magistrate’s report. No order has been issued by the Court to date. On February 13, 2003, the judge set a trial date of March 19, 2003, and on March 19, 2003, the judge issued a stay of the proceeding. On February 26, 2004, the Court approved the proposed settlement of the lawsuit as more fully described below.

     On March 19, 2003, we entered into a Memorandum of Understanding with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Part II, Item 1. Legal Proceedings.” The Court approved the proposed settlement on February 26, 2004.

     On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the Staff. On August 14, 2003 we responded to those comments. With such response, we proposed a new Memorandum of Understanding that was submitted to the Staff. On November 12, 2003, we received comments regarding our August 14, 2003 response. We responded to such comments on December 18, 2003. On February 11, 2004, the staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The application for exemptive relief is still pending.

     The Memorandum of Understanding is subject to approval by the stockholders, and the receipt of exemptive relief from the SEC. There can be no assurance that this exemptive relief will be granted.

     Pursuant to the proposed Memorandum of Understanding, we would agree, among other things:

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

     In addition, the proposed Memorandum of Understanding provides that at the next Annual Meeting of Stockholders following SEC approval:

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

     The proposed Memorandum of Understanding also includes provisions that would require the parties to take all steps necessary to accomplish the goals of the Memorandum, including voting their shares in favor of the proposals. Under the proposed memorandum, we would also be required to reimburse Mr. Goldstein for certain expenses (not to exceed $275,000) he incurred in connection with the proxy solicitation and litigation related to the Annual Meeting of Stockholders on September 17, 2002. Mr. Goldstein would also agree not to engage in, lead or fund a proxy contest while the agreement is in effect. The term of the new proposed Memorandum of Understanding would run until December 31, 2006.

     If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to stockholders.

      On October 8, 2002, Thomas Kornfeld and Robert Strougo filed a purported class action lawsuit against the Company, the directors of the Company excluding Phillip Goldstein, IVS Associates, Inc. and JMP Securities LLC, alleging a series of derivative and direct claims that the directors have breached their fiduciary duties and that the Company engaged in wrongdoing with respect to the Annual Meeting of Stockholders held on September 17, 2002. The factual allegations are substantially similar to the complaint filed by Mr. Goldstein and also include allegations of conversion of corporate funds. The complaint seeks, among other things, an order declaring Mr. Goldstein’s nominees to be directors of the Company, an order declaring that the investment advisory agreement be terminated and damages for breach of fiduciary duty. On January 12, 2003, the plaintiffs filed a motion to consolidate this lawsuit with the lawsuit by Goldstein discussed above, which was subsequently denied. On April 5, 2004 the case was dismissed with prejudice and the court retained jurisdiction over the implementation and conservation of the settlement agreement between the parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At the 2003 Annual Meeting of Stockholders held on March 30, 2004, there were a total of 2,044,240 shares represented either in person or by proxy. The stockholders elected four directors to the Company’s Board of Directors. The stockholders elected Phillip Goldstein, Robert P. Pinkas, and L. Patrick Bales to serve terms expiring in 2008. The stockholders also elected Gerald Hellerman to serve the remainder of a term expiring in 2007. The certified results of the voting for the election of directors of the Company Inc. were as follows:

	In Favor	Withheld
Phillip Goldstein	1,812,810	231,430
Robert P. Pinkas	1,493,003	551,237
L. Patrick Bales	1,801,610	242,630
Gerald Hellerman	1,810,710	233,530

     In addition, the stockholders ratified the selection of KPMG LLP as the Company’s independent public accountant for the fiscal year ending December 31, 2003. The results of voting for the ratification of the selection of KPMG LLP as the Company’s independent public accountants were as follows:

For	1,817,687
Against	89,767
Abstain	136,786

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Articles of Incorporation and By-laws
Exhibit 3

(1)	Articles of Amendment and Restatement of the Charter of the Company (Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)

(2)	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 1999, which exhibit is incorporated herein by reference)

(3)	Amendment to the Charter of the Company (Exhibit 3.3 to the Registration Statement filed on October 26, 2001, which exhibit is incorporated herein by reference)

Exhibit 4	Form of Share Certificate (Exhibit 2.d to amendment No. 1 to the Registration Statement filed on October 31, 996, which exhibit is incorporated herein by reference)

Exhibit 10	Material Contracts

(1)	Dividend Reinvestment and Cash Purchase Plan (Exhibit 2.e to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

(2)	Form of Investment Advisory Agreement between the Company and the Investment Adviser (Exhibit 2.g to Amendment No. 3 to the Registration Statement filed on November 26, 1996, which exhibit is incorporated herein by reference)

(3)	Stock Option Plan and Form of Option Grants (Exhibit 2.i. 1 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(4)	Disinterested Director Option Plan and Form of Option Grants (Exhibit 2.i.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(5)	Form of Custodian Contract (Exhibit 2.j to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(6)	Form of Registrar, Transfer Agency and Service Agreement (Exhibit 2.k.l to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(7)	Form of Administration Agreement (Exhibit 2.k.2 to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(8)	Form of Indemnification Agreement for Directors and Officers (Exhibit 2.s to Amendment No. 2 to the Registration Statement filed on November 22, 1996, which exhibit is incorporated herein by reference)

(9)	Memorandum of Understanding dated March 19, 2003 (Exhibit 99.1 to Form 8-K filed March 20, 2003.)

Exhibit 31

(1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32	Other

(1)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

b. Reports on Form 8-K

A Form 8-K was filed on March 3, 2004 that announced the dismissal of the case of Goldstein v. Brantley Capital Corporation et. al. with the court retaining jurisdiction over the implementation of the Memorandum of Understanding.

A Form 8-K was filed on March 31, 2004 that announced the results of the Company’s 2003 Annual Meeting of Stockholders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANTLEY CAPITAL CORPORATION

Date: May 17, 2004	By: /s/ ROBERT P. PINKAS

Robert P. Pinkas
Chairman of the Board and
Chief Executive Officer

Date: May 17, 2004	By: /s/ TAB A. KEPLINGER

Tab A. Keplinger
Vice President and
Chief Financial Officer