Form 10-Q
period 2004-06-30
BRANTLEY CAPITAL CORP
filed 2004-08-16
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     The number of shares of common stock, $.01 par value, outstanding as of June 30, 2004 was 3,810,535.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BRANTLEY CAPITAL CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Investments, at fair value
Companies 5% to 25% owned	$51,914,009	$51,814,010
Companies less than 5% owned	8,951,638	8,576,394
Cash and cash equivalents	29,751	4,688,731
Restricted cash	7,000,000	6,000,000
Dividends and interest receivable	6,728,026	6,074,224
Other assets	231,257	700,000

Total Assets	$74,854,681	$77,853,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$8,350,000	$7,500,000
Advisory fee payable	463,448	473,474
Accrued professional fees	945,284	343,023
Distributions payable	—	2,630,172
Other liabilities	314,091	816,025

Total Liabilities	10,072,823	11,762,694

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	38,105	38,105
Additional paid in capital	34,506,838	34,506,838
Retained earnings	30,236,915	31,545,722

Total Stockholders’ Equity	64,781,858	66,090,665

Total Liabilities and Stockholders’ Equity	$74,854,681	$77,853,359

Net Asset Value Per Share	$17.00	$17.34

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months	For the six months
	ended	ended
	June 30,	June 30,
	2004	2003
Investment Income (Loss):
Interest and Dividends
Companies owned 5% to 25%	$591,449	$934,627
Companies less than 5% owned	299,996	—
Write Off of Interest and Dividends Receivable	—	(517,886)

Total investment income	891,445	416,741

Operating Expenses:
Advisory fees	933,856	934,454
Administration fees	37,397	37,192
Professional fees	383,886	176,862
Interest and other expense	433,511	401,163

Total operating expenses	1,788,650	1,549,671

Investment Loss, net	(897,205)	(1,132,930)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized losses on investments	(781)	—
Net unrealized gains (losses) on investments	(410,821)	2,988,548

Net realized and unrealized gains (losses) on investment transactions	(411,602)	2,988,548

Net increase (decrease) in net assets resulting from operations	$(1,308,807)	$1,855,618

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.34)	$0.49

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter	For the quarter
	ended	ended
	June 30,	June 30,
	2004	2003
Investment Income:
Interest and Dividends
Companies owned 5% to 25%	$375,806	$423,633
Companies less than 5% owned	72,917	—
Write Off of Interest and Dividends Receivable	—	—

Total investment income	448,723	423,633

Operating Expenses:
Advisory fees	460,254	468,332
Administration fees	18,698	18,699
Professional fees	191,944	138,644
Interest and other expense	133,563	183,644

Total operating expenses	804,459	809,319

Investment Loss, net	(355,736)	(385,686)

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized losses on investments	(781)	—
Net unrealized losses on investments	(410,034)	(1,874,856)

Net realized and unrealized gains (losses) on investment transactions	(410,815)	(1,874,856)

Net increase (decrease) in net assets resulting from operations	$(766,551)	$(2,260,542)

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.19)	$(0.59)

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity
Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment income (loss)	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

Net increase in net assets from operations:
Net investment income	—	—	2,656,555	2,656,555
Net realized loss	—	—	(3,204,104)	(3,204,104)
Net unrealized gain	—	—	3,368,058	3,368,058

Distributions from:
Net investment income	—	—	(2,630,172)	(2,630,172)

Balance at December 31, 2003	$38,105	$34,506,838	$31,545,722	$66,090,665

Net decrease in net assets from operations:
Net investment loss	—	—	(897,205)	(897,205)
Net realized loss	—	—	(781)	(781)
Net unrealized loss	—	—	(410,821)	(410,821)

Balance at June 30, 2004	$38,105	$34,506,838	$30,236,915	$64,781,858

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months	For the six months
	ended June 30,	ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$(1,308,807)	$1,855,618
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized gains (losses) from investments	781	—
Net unrealized gains on investments	410,821	(2,988,548)
Changes in assets and liabilities:
Restricted Cash	(1,000,000)	—
Dividend and interest receivable	(653,802)	(320,282)
Receivable for investments sold	0	(84,125)
Other assets	468,743	(146,044)
Payable for investments purchased	—	—
Advisory fee payable	(10,026)	(18,220)
Accrued professional fees	602,261	112,911
Distributions payable	(2,630,172)	—
Other liabilities	(501,934)	68,788

Net cash used for operating activities	(4,622,135)	(1,519,902)

Cash Flows from Investing Activities:
Purchases of investment securities	(886,845)	(412,275)
Sales/Maturities of investment securities	—	299,000
Purchases of short-term investments	—	—
Sales/Maturities of short-term investments	—	—

Net cash used for investing activities	(886,845)	(113,275)

Cash Flows from Financing Activities:
Note Payable	850,000	1,500,000
Distributions	—	—

Net cash provided by financing activities	850,000	1,500,000

Net change in cash and cash equivalents for the year	(4,658,980)	(133,177)
Cash and cash equivalents, beginning of year	4,688,731	237,154

Cash and cash equivalents, end of the year	$29,751	$103,977

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENT OF INVESTMENTS – (Unaudited)
June 30, 2004

Name of Issuer and Title of Issue	Shares/Par	Fair Value
Aviation
Flight Options International Inc. Preferred Stock and Warrants *#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants #*	4,651,243	3,484,575
The Holland Group, Inc. Convertible Preferred Stock #@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	101
Prime Office Products, Inc. Convertible Preferred Stock #@	800,000	1,600,000

		7,209,676

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock #@	793,000	3,172,000
Integrated Physician Solutions, Subordinated Debt with Warrants#	697,448	692,348
Health Care Solutions, Subordinated Debt with Warrants #	1,701,782	1,602,611
National Rehabilitation Partners, Inc. Convertible Preferred Stock#@	2,218,375	1,454,285
National Rehabilitation Partners, Inc. Subordinated Debt #	27,228	27,228

		6,948,472

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock #@	897,572	700,000
Streamline Foods, Inc. Subordinated Debt with Warrants #	122,500	95,000
Value Creation Partners, Inc. Convertible Preferred Stock #@	304,989	2,225,960
Waterlink, Inc. Warrants	53,550	—

		3,020,960

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock *#@	788,961	8,091,876
Fitness Quest, Inc. Common Stock #@	120,766	1,238,621
Fitness Quest, Inc. Warrants #@	181,172	1,856,042

		11,186,539

Total Investments — (Cost $26,067,404)		$60,865,647

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity.

#	Represents privately held securities which are considered illiquid.

@	Represents more than 5% but less than 25% of the voting class of securities.

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

     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2004, the results of its operations for the quarters ended June 30, 2004 and 2003, the results of its operations for the six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2. Investments, Cash and Cash Equivalents

     As of June 30, 2004 and December 31, 2003, the identified cost of investments for financial statement and tax reporting purposes was $26,067,404, and $25,182,154, respectively.

     Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date. Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Cash	$29,751	$4,688,731
Restricted Cash	$7,000,000	$6,000,000

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited) – (Continued)

3. Investment Advisory Agreement

     The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the six months ended June 30, 2004, the Investment Adviser earned $933,856 under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4. Financial Highlights

	For the six months		For the six months
	ended		ended
	June 30, 2004		June 30, 2003
Net Asset Value, Beginning of the Period	$17.34		$17.29

Income (loss) from investment operations:
Net investment loss	(0.23)		(0.30)
Net realized and unrealized gain (loss) on investments	(0.11)		0.79

Income (loss) from investment operations	(0.34)		0.49

Net Asset Value, End of Period	$17.00		$17.78

Market Value, End of Period	$10.86		$8.44

Total return, at Market Value	6.47	%(1)	9.61	%(1)

Total return, at Net Asset Value	(1.96)	%(1)	2.83	%(1)

Total Expenses/Average net assets	5.47	%(2)	4.64	%(2)

Net Investment Income/Average net assets	(2.74)	%(2)	(3.39)	%(2)

(1)	Not annualized.

(2)	Annualized.

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

     If we receive all necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be used for working capital purposes and distributed to stockholders.

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

     Portfolio investments listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system on the date of valuation. Securities traded in the over-the-counter market are valued based on the average of the closing bid and asked prices on the date of valuation. Interest income is recorded on mezzanine investments when the payment is contractually due unless management believes that collection of interest is remote, generally when a loan is more than 30 days past due. Interest is not accrued on any loans that are more than 30 days past due. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. Dividends and interest income receivables are typically collected upon a liquidity event. We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized.

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

     Historically, we have focused our investing activities on private equity securities. We began making such investments in 1997 and are now actively in the phase of the business plan which emphasizes positioning our more mature portfolio companies for appropriate liquidity events. As a result, we are continuously monitoring portfolio company results and evaluating opportunities to maximize the valuation of our investments. In that regard, we periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving our portfolio companies. Any such transaction could have an impact on the valuation of our investments. These transactions and activities are generally not disclosed to our stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be.

Results of Operations

     Dividend and Interest Income

     Dividend and interest income on investments for the three months ended June 30, 2004, and 2003 were $448,723, and $423,633, respectively. The increase in interest and dividend income during the three months ended June 30, 2004 was primarily due to increases in the investment portfolio from June 30, 2003 to June 30, 2004 as more fully described below.

     Dividend and interest income on investments for the six months ended June 30, 2004, and 2003 were $891,445, and $416,741, respectively. The increase in interest and dividend income during the six months ended June 30, 2004 was primarily due to the 2003 write-off of our investment and related accrued dividend and interest receivable in Petroleum Partners, Inc. as more fully described below.

     Operating Expenses

     Total operating expenses during the three months ended June 30, 2004, and 2003 were $804,459 and $809,319, respectively. Total operating expenses during the three months ended June 30, 2004 and 2003 included advisory fees of $460,254 and $468,332, respectively, professional fees of $191,944 and $138,644, respectively, and interest and other expenses of $133,563 and $183,644, respectively.

     Total operating expenses during the six months ended June 30, 2004, and 2003 were $1,788,650 and $1,549,671, respectively. Total operating expenses during the six months ended June 30, 2004 and 2003 included advisory fees of $933,856 and $934,454, respectively, professional fees of $383,886 and $176,862, respectively, and interest and other expenses of $433,511 and $401,163, respectively. The increase in professional fees during 2004 was a result of costs associated with the settlement of outstanding litigation and the preparation of an exemptive order with the SEC as more fully described below.

Net Realized and Unrealized Gains (Losses) on Investment Transactions

     During the three months ended June 30, 2004 and 2003, valuation of our equity and mezzanine investments resulted in net realized and unrealized losses on investments of $(781) and $(410,034), respectively. During the six months ended June 30, 2004 and 2003, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains (losses) on investments of $(411,602) and $2,988,548, respectively. At June 30, 2004 and December 31, 2003, we had investments in eleven privately-held companies which are subject to general stock market and business conditions. The investment losses during 2004 were primarily due to a write down in the valuation of Disposable Products Company, Inc. as more fully described below. The unrealized gains during 2003 were primarily due to an increase in the valuation of Fitness Quest, Inc. and a write-down in the valuation of Petroleum Partners, Inc. as more fully discussed below.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2004 and December 31, 2003, we had $29,751 and $4,688,731, respectively, in unrestricted cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash balances are held under direction of the lender as loan collateral and are not readily available to fund investments or pay operating expenses.

     Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as necessary. We began making investments in 1997 and are now actively in the phase of the business plan which emphasizes positioning our more mature portfolio companies for appropriate liquidity events. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note was increased to $2.5 million on June 28, 2004. The note is unsecured and carries an interest rate of prime plus 1% (5.00% at June 30, 2004). As of June 30, 2004, $2.35 million has been drawn down on the note.

     At June 30, 2004 and December 31, 2003, we had stockholders’ equity of $64,781,858 and $66,090,665, respectively, resulting in a net asset value per share of $17.00 and $17.34, respectively.

     At June 30, 2004 and December 31, 2003, we had $ 8,350,000 and $7,500,000 of outstanding indebtedness, respectively. For the six months ended June 30, 2004 and 2003, the weighted average interest rate on this indebtedness was 4.63% and 4.65% respectively.

     Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. hold, in the aggregate, approximately $154 million of private equity investments. These partnerships are related to our investment adviser in a manner that required the receipt, from the Securities and Exchange Commission, of an exemption from certain provisions of the Investment Company Act of 1940 in order to permit us, under certain circumstances, to invest in the same portfolio companies as the other private investment funds managed by our investment adviser.

     We intend to use our cash to fund operations, make follow on investments in our existing portfolio companies, and distribute any remaining proceeds from liquidity events to stockholders (see “Overview”).

     At June 30, 2004 and December 31, 2003, the aggregate cost of the investments held was $26.1 million and $25.2 million, respectively, and their aggregate market value was $60.9 million and $60.4 million, respectively, for an aggregate fair value appreciation of $34.8 million and $35.2 million, respectively.

     We did not have material off-balance sheet arrangements, as defined in Item 303(a) of Regulation S-K under the Exchange Act for the six months ended June 30, 2004.

     Our contractual obligations as of June 30, 2004 are:

		Payment Due
		Less than 1			More than
Contractual Obligations	Total	year or on demand	1 to 3 years	3 to 5 years	5 years
Debt Obligations	$8,350,000	$8,350,000	—	—	—
Total Contractual Obligations	$8,350,000	$8,350,000	—	—	—

Portfolio Company Investments

     The following is a list of companies in which we had an investment and the cost and fair value of such securities at June 30, 2004.

Name of Company	Nature of its Principal Business	Cost	Fair Value
Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	4,651,243	3,484,575
Fitness Quest, Inc.	Fitness Products Direct Marketer	2,225,620	11,186,539
Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000
Health Care Solutions, Inc.	Home Health Care Provider	1,573,210	1,602,611
The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000
National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513
Integrated Physician Solutions, Inc.	Pediatric Physician Practice Management Group	3,839,448	3,864,348
Prime Office Products, Inc.	Office Products Distributor	1,600,000	1,600,000
Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,000
Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	2,225,960
International Total Services, Inc.	Security	68,410	101
	Total	$26,067,404	$60,865,647

     Our individually significant equity and mezzanine investments at June 30, 2004 are described below:

     Disposable Products Company, LLC

     On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum. We also received a detachable capital stock purchase warrant exercisable for 65% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. In addition, through June 30, 2004 we funded additional 12% promissory notes of $3,651,243 to Disposable Products. Due to the portfolio company’s working capital constraints, we have written down our original investment generating an unrealized loss of $1.17 million through June 30, 2004.

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

     During 1997, Fitness Quest increased its revenue and improved its operating margins and profits. After a complete evaluation, our board of directors re-valued our Fitness Quest investment to $5,440,000, resulting in a 1997 unrealized gain of $4,090,000. This evaluation was based on price to earnings ratios, cash flow multiples and other appropriate financial measurements of similar private companies. In addition to the above Series A 10% Convertible Preferred Stock, we funded $1,751,300 to invest with Brantley Venture Partners III, L.P. in a $3.5 million 10% senior subordinated debt investment in Fitness Quest in

2000. In addition, we received a warrant to purchase 181,172 shares of Fitness Quest common stock for $0.01 per share. The proceeds of the more recent investment were used to fund Fitness Quest’s working capital needs. During the fourth quarter of 2000, we exchanged the senior subordinated debt investment and related unpaid interest for 679,641 shares of Fitness Quest common stock.

     At March 31, 2003, Fitness Quest had continued to increase its revenues, improve its operating margins, and reduce its debt. As a result, the Board of Directors increased the value of the investment to $15,000,000 resulting in an unrealized gain of $6,341,959 for the quarter ending March 31, 2003.

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

     As a result of the transactions described above, our board of directors has met each quarter to review the terms of the then current transactions. Consistent with our valuation guidelines, the board has used private market methods to value our investment in Flight Options, Inc. and approved increases in the value of our investment in Flight Options, Inc. to its current $32.5 million. At June 30, 2004, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price and makes up 43% of our total assets.

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

     In addition to the above Series C 8% Convertible Preferred Stock, we funded $500,000 and $299,000 12% Convertible Subordinated Notes from Health Care Solutions in 2000. As part of this transaction, we received a warrant to purchase up to $50,000 of Health Care Solutions common stock at an exercise price equal to the lower of the price determined by an initial public offering or $7.50 per share. On March 7, 2001, we agreed to exchange the $500,000 Convertible Subordinated Note for 71,880 shares of Series D Convertible Preferred Stock. On January 29, 2002, we funded a $1,250,000 12% Convertible Subordinated Note to Health Care Solutions.

     On May 1, 2003, Health Care Solutions sold its respiratory division assets. Through July 31, 2003, Health Care Solutions sold its remaining operating assets. As a result of these transactions, we have received $1,901,790 in proceeds through June 30, 2004. In addition we expect to receive additional proceeds of approximately $1.25 million over the next 18 months. The remaining corporate assets of Health Care Solutions are presently being marketed for a projected sale in 2005.

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

     As a result of adverse operating performance, the Board of Directors approved a valuation reduction of our investment to $1,874,219 thereby generating a $1,450,781 investment loss for the quarter ended March 31, 2003. At that time, the Board of Directors also approved a write-off of all interest and dividends receivable relating to this investment of $517,886. For the quarter ended June 30, 2003, the Board of Directors approved a second valuation reduction in our investment by $1,874,219 thereby generating a year to date investment loss of $3,325,000.

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

BRANTLEY CAPITAL CORPORATION

Date: August 16, 2004	By: /s/ ROBERT P. PINKAS
Robert P. Pinkas Chairman of the Board and Chief Executive Officer

Date: August 16, 2004	By: /s/ TAB A. KEPLINGER
Tab A. Keplinger Vice President and Chief Financial Officer