Form 10-Q
period 2004-09-30
BRANTLEY CAPITAL CORP
filed 2004-11-15
CIK 1021009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares of common stock, $.01 par value, outstanding as of September 30, 2004 was 3,810,535.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BRANTLEY CAPITAL CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Investments, at fair value
Companies 5% to 25% owned	$52,057,815	$51,814,010
Companies less than 5% owned	12,462,858	8,576,394
Cash and cash equivalents	19,976	4,688,731
Restricted cash	7,000,000	6,000,000
Dividends and interest receivable	6,874,597	6,074,224
Other assets	131,139	700,000

Total Assets	$78,546,385	$77,853,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$8,480,000	$7,500,000
Advisory fee payable	939,300	473,474
Accrued professional fees	804,285	343,023
Distributions payable	—	2,630,172
Other liabilities	573,011	816,025

Total Liabilities	10,796,596	11,762,694

Stockholders’ Equity:
Common Stock, $0.01 par value; 25,000,000 shares authorized and 3,810,535 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	38,105	38,105
Additional paid in capital	34,506,838	34,506,838
Retained earnings	33,204,846	31,545,722

Total Stockholders’ Equity	67,749,789	66,090,665

Total Liabilities and Stockholders’ Equity	$78,546,385	$77,853,359

Net Asset Value Per Share	$17.78	$17.34

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months	For the nine months
	ended	ended
	September 30,	September 30,
	2004	2003
Investment Income (Loss):
Interest and Dividends
Companies owned 5% to 25%	$883,549	$5,333,116
Companies less than 5% owned	417,745	694,342
Write Off of Interest and Dividends Receivable	—	(517,886)

Total investment income	1,301,294	5,509,572

Operating Expenses:
Advisory fees	1,409,707	1,479,334
Administration fees	56,085	56,096
Professional fees	598,917	215,929
Interest and other expense	676,247	642,247

Total operating expenses	2,740,956	2,393,606

Investment income (loss), net	(1,439,662)	3,115,966

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains (losses) on investments	(781)	470,896
Net unrealized gains on investments	3,099,567	793,726

Net realized and unrealized gains (losses) on investment transactions	3,098,786	1,264,622

Net increase in net assets resulting from operations	$1,659,124	$4,380,588

Net increase in net assets from operations per share, basic and diluted	$0.44	$1.15

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter	For the quarter
	ended	ended
	September 30,	September 30,
	2004	2003
Investment Income (Loss):
Interest and Dividends
Companies owned 5% to 25%	$292,100	$4,861,673
Companies less than 5% owned	117,749	231,158
Write Off of Interest and Dividends Receivable	—	—

Total investment income	409,849	5,092,831

Operating Expenses:
Advisory fees	475,851	544,880
Administration fees	18,688	18,904
Professional fees	215,031	39,067
Interest and other expense	242,736	241,084

Total operating expenses	952,306	843,935

Investment income (loss), net	(542,457)	4,248,896

Net Realized and Unrealized Gains (Losses) on Investments:
Net realized gains on investments	—	470,896
Net unrealized gains (losses) on investments	3,510,388	(2,194,822)

Net realized and unrealized gains (losses) on investment transactions	3,510,388	(1,723,926)

Net increase in net assets resulting from operations	$2,967,931	$2,524,970

Net increase in net assets from operations per share, basic and diluted	$0.78	$0.66

Weighted average number of shares outstanding, basic and diluted	3,810,535	3,810,535

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders
	Stock	Capital	Earnings	Equity
Balance at December 31, 2001	$38,105	$37,484,895	$30,483,314	$68,006,314

Net decrease in net assets from operations:
Net investment income (loss)	—	(2,978,057)	819,660	(2,158,397)
Net realized loss	—	—	(402,012)	(402,012)
Net unrealized gain	—	—	454,423	454,423

Balance at December 31, 2002	$38,105	$34,506,838	$31,355,385	$65,900,328

Net increase in net assets from operations:
Net investment income	—	—	2,656,555	2,656,555
Net realized loss	—	—	(3,204,104)	(3,204,104)
Net unrealized gain	—	—	3,368,058	3,368,058
Distributions from:
Net investment income	—	—	(2,630,172)	(2,630,172)

Balance at December 31, 2003	$38,105	$34,506,838	$31,545,722	$66,090,665

Net decrease in net assets from operations:
Net investment loss	—	—	(1,439,662)	(1,439,662)
Net realized loss	—	—	(781)	(781)
Net unrealized gain	—	—	3,099,567	3,099,567

Balance at September 30, 2004	$38,105	$34,506,838	$33,204,846	$67,749,789

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months	For the nine months
	ended	ended
	September 30,	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net change in net assets resulting from operations:	$1,659,124	$4,380,588
Adjustments to reconcile net change in net assets resulting from operations to net cash used for operations:
Net realized gain (loss) from investments	781	(470,896)
Net unrealized gains on investments	(3,099,567)	(793,726)
Changes in assets and liabilities:
Restricted Cash	(1,000,000)	—
Dividend and interest receivable	(800,373)	(187,249)
Other assets	568,861	(60,760)
Advisory fee payable	465,826	26,521
Accrued professional fees	461,262	(388,148)
Distributions payable	(2,630,172)	—
Other liabilities	(243,016)	138

Net cash used for operating activities	(4,617,274)	2,506,468

Cash Flows from Investing Activities:
Purchases of investment securities	(1,031,481)	(1,707,275)
Sales/Maturities of investment securities	—	3,640,420

Net cash used for investing activities	(1,031,481)	1,933,145

Cash Flows from Financing Activities:
Note Payable	980,000	1,500,000

Net cash provided by financing activities	980,000	1,500,000

Net change in cash and cash equivalents for the period	(4,668,755)	5,939,613
Cash and cash equivalents, beginning of the period	4,688,731	237,154

Cash and cash equivalents, end of the period	$19,976	$6,176,767

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

STATEMENT OF INVESTMENTS – (Unaudited)
September 30, 2004

		Fair
Name of Issuer and Title of Issue	Shares/Par	Value
Aviation
Flight Options International Inc. Preferred Stock and Warrants *#@	3,342,060	$32,500,000

Business Services
Disposable Products Company, LLC Subordinated Debt with Warrants *#	4,795,049	3,628,381
The Holland Group, Inc. Convertible Preferred Stock #@	282,530	2,125,000
International Total Services, Inc. Common Stock	104,250	101
Prime Office Products, Inc. Convertible Preferred Stock #@	800,000	1,600,000

		7,353,482

Drugs & Health Care
Integrated Physician Solutions, Inc. Convertible Preferred Stock *#@	793,000	4,420,180
Integrated Physician Solutions, Subordinated Debt with Warrants#	697,448	692,348
Health Care Solutions, Subordinated Debt with Warrants #	1,701,782	1,602,611
National Rehabilitation Partners, Inc. Convertible Preferred Stock#@	2,218,375	1,454,285
National Rehabilitation Partners, Inc. Subordinated Debt #	27,228	27,228

		8,196,652

Miscellaneous
Streamline Foods, Inc. Convertible Preferred Stock #@	897,572	700,000
Streamline Foods, Inc. Subordinated Debt with Warrants #	122,500	95,000
Value Creation Partners, Inc. Convertible Preferred Stock *#@	304,989	4,489,000
Waterlink, Inc. Warrants	53,550	—

		5,284,000

Retail Trade
Fitness Quest, Inc. Convertible Preferred Stock *#@	788,961	8,091,876
Fitness Quest, Inc. Common Stock #@	120,766	1,238,621
Fitness Quest, Inc. Warrants #@	181,172	1,856,042

		11,186,539

Total Investments—(Cost $26,211,210)		$64,520,673

All investments are U.S. companies

*	Represents 5% or more of total stockholders equity.

#	Represents privately held securities which are considered illiquid.

@	Represents more than 5% but less than 25% of the voting class of securities.

The accompanying notes to the financial statements are an integral part of these statements.

BRANTLEY CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)

1. Significant Accounting Policies

     The unaudited financial statements have been prepared by Brantley Capital Corporation (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 2003 Annual Report filed on Form 10-K.

     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2004, the results of its operations for the quarters ended September 30, 2004 and 2003, the results of its operations for the nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

2. Investments, Cash and Cash Equivalents

  As of September 30, 2004 and December 31, 2003, the identified costs of investments for financial statement and tax reporting purposes were $26,211,210, and $25,182,154, respectively.

  Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition date.

BRANTLEY CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited) – (Continued)

3. Investment Advisory Agreement

  The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Brantley Capital Management, L.L.C. (the “Investment Adviser”) under which the Investment Adviser is entitled to an annual management fee of 2.85% of the Company’s net assets, determined at the end of each calendar quarter, and payable quarterly in arrears throughout the term of the Investment Advisory Agreement. For the nine months ended September 30, 2004 and 2003, the Investment Adviser earned $1,409,707 and 1,479,334 respectively under the Investment Advisory Agreement. Certain officers of the Company are also officers of the Investment Adviser. No officer of the Investment Adviser receives any compensation from the Company for serving as officer of the Company.

4. Financial Highlights

	For the nine months		For the nine months
	ended		ended
	September 30, 2004		September 30, 2003
Net Asset Value, Beginning of the Period	$17.34		$17.29

Income gain (loss) from investment operations:
Net investment gain (loss)	(0.37)		0.82
Net realized and unrealized gain on investments	0.81		0.33

Total from investment operations	0.44		1.15

Net Asset Value, End of Period	$17.78		$18.44

Fair Value, End of Period	$11.13		$8.97

Total return, at Fair Value	9.12	% (1)	(16.49	)% (1)

Total return, at Net Asset Value	2.54	% (1)	6.65	% (1)

Total Expenses/Average net assets	5.46	% (2)	4.69	% (2)

Net Investment Income (Loss)/Average net assets	(2,87	)% (2)	6.10	% (2)

(1)	Not annualized.

(2)	Annualized.

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

     On March 19, 2003, we entered into a Memorandum of Understanding (“MOU”) with Phillip Goldstein, a director of the Company, pursuant to which Mr. Goldstein agreed to dismiss the lawsuit he filed against us in September 2002, subject to compliance with the Investment Company Act of 1940. See “Part II, Item 1. Legal Proceedings.” The Court approved the proposed settlement on February 26, 2004.

     On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the Staff (the “Staff”) of the Division of Investment Management of the Securities and Exchange Commission (the “SEC”). On August 14, 2003 we responded to those comments. With our response, we proposed a new Memorandum of Understanding that was submitted to the Staff. On November 12, 2003, we received comments regarding our August 14, 2003 response. We responded to such comments on December 18, 2003. On February 11, 2004, the Staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Staff responded with further comments by letter dated September 24, 2004 (the “September 2004 Letter”). In the September 2004 Letter, the Staff advised the Company that it would not recommend approval of the Company’s application for exemptive relief to approve the Memorandum of Understanding, based on its interpretation of the SEC’s rules regarding investment adviser compensation and the application of those rules to the proposed new investment advisory agreement to be entered into between the Company and Brantley Capital Management, L.L.C., described below, and its analysis of the Memorandum of Understanding’s provision for the Company’s reimbursement to Mr. Goldstein of certain expenses (not to exceed $275,000) he incurred in connection with the litigation related to the Annual Meeting of Stockholders held on September 17, 2002. The Staff has currently placed the application for exemptive relief on inactive status.

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

     A shareholder of the Company has submitted a proposal as set forth below for consideration at the Company’s next annual meeting.

“RESOLVED, the shareholders of Brantley Capital Corporation recommend that the Board of Directors promptly take the steps necessary to implement the proposed settlement of the lawsuit brought by Phillip Goldstein against Brantley and other parties.”

If the proposal is adopted by the shareholders, the board of directors will consider the MOU to have been approved by the shareholders and will determine the appropriate process to implement the MOU in an orderly manner and to take such other steps in furtherance thereof as it deems appropriate.

     If we receive necessary approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be used for working capital purposes and distributed to stockholders. There can be no assurance that all such approvals will be granted.

     Critical Accounting Policies and Estimates

     Privately placed equity and mezzanine securities are carried at fair value as determined in good faith by or under the direction of our board of directors. Initially, the fair value of each such security is based upon its original cost. Cost is also the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of subsequent financings, the availability of market quotations, the portfolio company’s operations and changes in general market conditions) provide a basis for value other than cost.

     Portfolio investments listed on a securities exchange or traded on the Nasdaq Stock Market are valued at the closing price listed on the relevant exchange or quotation system on the date of valuation. Securities traded in the over-the-counter market are valued based on the average of the closing bid and asked prices on the date of valuation. Interest income is recorded on mezzanine investments when the payment is contractually due unless management believes that collection of interest is remote, generally when a loan is more than 30 days past due. Interest is not accrued on any loans that are more than 30 days past due. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. Dividends and interest income receivables are typically collected upon a liquidity event. We assess the collectability of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized.

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

Results of Operations

     Dividend and Interest Income

     Dividend and interest income on investments for the three months ended September 30, 2004, and 2003 were $409,849, and $5,092,831, respectively. Dividend and interest income on investments for the nine months ended September 30, 2004, and 2003 were $1,301,294, and $5,509,572, respectively. The decrease in interest and dividend income during the three and nine months ended September 30, 2004 was primarily due to the July 31, 2003 recapitalization of Fitness Quest, Inc., which resulted in a special dividend in the prior year of $4.7 million. Details of this transaction are more fully described below.

     Operating Expenses

     Total operating expenses during the three months ended September 30, 2004, and 2003 were $952,306 and $843,935, respectively. Total operating expenses during the three months ended September 30, 2004 and 2003 included advisory fees of $475,851 and $544,880, respectively, professional fees of $215,031 and $39,067, respectively, and interest and other expenses of $242,736 and $241,084, respectively. Total operating expenses during the nine months ended September 30, 2004, and 2003 were $2,740,956 and $2,393,606, respectively. Total operating expenses during the nine months ended September 30, 2004 and 2003 included advisory fees of $1,409,707 and $1,479,334, respectively, professional fees of $598,917 and $215,929, respectively, and interest and other expenses of $676,247 and $642,247, respectively. The increase in operating expenses during 2004 was a result of costs associated with the settlement of outstanding litigation and the preparation of an exemptive order with the SEC as more fully described below, increase borrowings incurred in the current year and direct costs associated with implementing additional Sarbanes-Oxley compliance requirements.

Net Realized and Unrealized Gains (Losses) on Investment Transactions

     During the three months ended September 30, 2004 and 2003, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains (losses) on investments of $3,510,388 and $(1,723,926), respectively. During the nine months ended September 30, 2004 and 2003, valuation of our equity and mezzanine investments resulted in net realized and unrealized gains on investments of $3,098,786 and $1,264,622, respectively. At September 30, 2004 and December 31, 2003, we had investments in eleven privately-held companies which are subject to general stock market and business conditions. The investment gains during 2004 were primarily due to the sale of Fitness Quest, the merger transaction with Integrated Physical Solution, Inc. and the recapitalization of Value Creation Partners, net of a write down in the valuation of Disposable Products Company, Inc. all as more fully described below. The unrealized gains(losses) during 2003 were primarily due to an increase in the valuation of Fitness Quest, Inc. and a write-down in the valuation of Petroleum Partners, Inc. as more fully discussed below.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2004 and December 31, 2003, we had $19,976 and $4,688,731, respectively, in unrestricted cash and cash equivalents which were primarily invested in United States Treasury securities. Restricted cash balances are held under direction of the lender as loan collateral and are not readily available to fund investments or pay operating expenses.

     Our management generally believes that our cash and cash equivalents, together with proceeds from our investments, will provide us with the liquidity necessary to pay our operating expenses and make follow-on investments as deemed appropriate. We began making investments in 1997 and are now actively in the phase of the business plan which emphasizes positioning our more mature portfolio companies for appropriate liquidity events. However, because of the inherent uncertainty with respect to the timing of liquidity events, the Company entered into a $1.5 million short-term note arrangement with Huntington National Bank in March 2003 for the purpose of paying operating expenses pending potential liquidity events. The note was increased to $2.5 million on June 28, 2004. The note is unsecured and carries an interest rate of prime plus 1% (5.75% at September 30, 2004). As of September 30, 2004, $2,480,000 million has been drawn down on the note. In October 2004, the note was repaid in full from the proceeds of the sale of Fitness Quest and the recapitalization of Value Creation Partners as more fully described below.

     At September 30, 2004 and December 31, 2003, we had stockholders’ equity of $67,749,789 and $66,090,665, respectively, resulting in a net asset value per share of $17.78 and $17.34, respectively.

     At September 30, 2004 and December 31, 2003, we had $ 8,480,000 and $7,500,000 of outstanding indebtedness, respectively. For the nine months ended September 30, 2004 and 2003, the weighted average interest rate on this indebtedness was 4.92% and 4.22% respectively.

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

     We intend to use our cash to fund operations, make follow on investments in our existing portfolio companies as deemed appropriate and distribute any remaining proceeds from liquidity events to stockholders (see “Overview”).

     At September 30, 2004 and December 31, 2003, the aggregate cost of the investments held was $26.2 million and $25.2 million, respectively, and their aggregate market value was $64.5 million and $60.4 million, respectively, for an aggregate fair value appreciation of $38.3 million and $35.2 million, respectively.

     We did not have material off-balance sheet arrangements, as defined in Item 303(a) of Regulation S-K under the Exchange Act for the nine months ended September 30, 2004.

     Our contractual obligations as of September 30, 2004 are:

			Payment Due
		Less than 1			More than
Contractual Obligations	Total	year or on demand	1 to 3 years	3 to 5 years	5 years
Debt Obligations	$8,480,000	$8,480,000	—	—	—
Total Contractual Obligations	$8,480,000	$8,480,000	—	—	—

Portfolio Company Investments

     The following is a list of companies in which we had an investment and the cost and fair value of such securities at September 30, 2004.

Name of Company	Nature of its Principal Business	Cost	Fair Value
Disposable Products Company, LLC	Non-Woven Paper Products Manufacturer	4,795,049	3,628,381
Fitness Quest, Inc.	Fitness Products Direct Marketer	2,225,620	11,186,539
Flight Options International, Inc.	Private Air Travel Services	5,562,500	32,500,000
Health Care Solutions, Inc.	Home Health Care Provider	1,573,210	1,602,611
The Holland Group, Inc.	Temporary Staffing	2,125,000	2,125,000
National Rehab Partners, Inc.	Rehabilitation Services	1,481,513	1,481,513
Integrated Physician Solutions, Inc.	Pediatric Physician Practice Management Group	3,839,448	5,112,528
Prime Office Products, Inc.	Office Products Distributor	1,600,000	1,600,000
Streamline Foods, Inc.	Food Products Manufacturer and Distributor	795,000	795,000
Value Creation Partners, Inc.	Food Products Manufacturer and Distributor	2,145,460	4,489,000
International Total Services, Inc.	Security	68,410	101

	Total	$26,211,210	$64,520,673

     Our individually significant equity and mezzanine investments at September 30, 2004 are described below:

     Disposable Products Company, LLC

     On August 10, 1998, we entered into an investment led by Banc One Capital to provide $1.0 million of a $3.0 million subordinated debt facility with warrants for Disposable Products Company, LLC. Disposable Products is an acquisition strategy company in the business of manufacturing and converting paper and non-woven materials into wiping products for sale to commercial, institutional, industrial and government markets. In addition, Disposable Products is a converter and reseller of other safety and industrial/janitorial products. Proceeds of the transaction were used to complete Disposable Products’ first acquisition. The terms of the debt facility call for a 12% interest rate per annum. We also received a detachable capital stock purchase warrant exercisable for 65% of the fully-diluted capital stock of Disposable Products at the time of exercise at a nominal exercise price. In addition, through September 30, 2004 we funded additional 12% promissory notes of $3,795,049 to Disposable Products. Due to the portfolio company’s working capital constraints, we wrote down our investment in Disposable Products Company at December 31, 2003 and June 30, 2004 generating unrealized losses of $756,661 and $410,007 respectively.

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

     On July 31, 2003, Fitness Quest successfully completed a recapitalization of the company. As a result of this transaction, we received a distribution from Fitness Quest of $7.3 million, including special and ordinary dividends of $5,234,338, of which $567,000 was in repayment of previously accrued preferred stock dividends. Subsequent to this transaction, we maintain a 15.1% ownership interest in the company with an estimated fair value of $ 11.2 million.

In October 2004, we sold our primary investment in Fitness Quest, Inc. As a result, we received cash of $6.6 million, a receivable for further proceeds of approximately $2.2 million and a minority equity interest worth approximately $2.4 million.

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

     As a result of the transactions described above, our board of directors has met each quarter to review the terms of the then current transactions. Consistent with our valuation guidelines, the board has used private market methods to value our investment in Flight Options, Inc. and approved increases in the value of our investment in Flight Options, Inc. to its current $32.5 million. At September 30, 2004, the financial statement value of our investment in Flight Options represents an increase of more than 484% from its original purchase price and makes up 41% of our total assets.

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

     On May 1, 2003, Health Care Solutions sold its respiratory division assets. Through July 31, 2003, Health Care Solutions sold its remaining operating assets. As a result of these transactions, we have received $2.2 million in proceeds through September 30, 2004. In addition we expect to receive additional proceeds of approximately $1.25 million over the next 18 months. The remaining corporate assets of Health Care Solutions are presently being marketed for a projected sale in 2005.

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

     Integrated Physician Solutions, Inc. has signed a definitive agreement to merge with SurgiCare, Inc. (AMEX: SRG) for stock in SurgiCare, Inc. which will be renamed “Orion HealthCorp, Inc.”. As a result of this transaction, holders of Integrated Physician Solutions, Inc. stock and certain notes, will be exchanged for an aggregate number of shares of Orion Class A Common Shares equal to the number of such shares held by SurgiCare’s equityholders immediately prior to the acquisition. Subsequent to the combination, Orion will execute a restructuring of its debt and an approximate $7.3 million private equity offering of Orion Class B Common Shares. Closing of the transactions contemplated above are conditioned upon several factors, including: approval of SurgiCare’s stockholders; approval of continued listing of Orion’s stock on the American Stock Exchange; satisfactory completion of due diligence by certain of the parties; satisfactory resolution of outstanding issues with creditors; simultaneous closing of all transactions; and other conditions commonly found in similar transactions. We expect the proposed transaction to close in November 2004. At September 30, 2004, our investment in Integrated Physician Solutions, Inc. was revalued to reflect the fair value of the Orion stock we will receive in the contemplated merger, which resulted in a third quarter 2004 unrealized gain of $1,248,180.

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

     As a result of adverse operating performance, the Board of Directors approved a valuation reduction of our investment to $1,874,219 thereby generating a $1,450,781 investment loss for the quarter ended March 31, 2003. At that time, the Board of Directors also approved a write-off of all interest and dividends receivable relating to this investment of $517,886. For the quarter ended June 30, 2003, the Board of Directors approved a second valuation reduction in our investment by $1,874,219 thereby generating a 2003 year to date investment loss of $3,325,000.

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

     Value Creation Partners has recently entered into an agreement to recapitalize the company’s balance sheet which will result in a cash distribution to us and a continuing ownership interest in the entity. The recapitalization is expected to close in November 2004. As a result of the Company’s continued strong operating performance and the above described transaction, our board of directors approved a revaluation of our investment to $4,489,000, resulting in a third quarter 2004 unrealized gain of $2,263,040.

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

     On June 4, 2003, we filed an application for exemptive relief from certain provisions of the 1940 Act in order to effect the provisions of the Memorandum of Understanding. On June 18, 2003, we received comments on our application from the Staff (the “Staff”) of the Division of Investment Management of the Securities and Exchange Commission (the “SEC”). On August 14, 2003 we responded to those comments. With our response, we proposed a new Memorandum of Understanding that was submitted to the Staff. On November 12, 2003, we received comments regarding our August 14, 2003 response. We responded to such comments on December 18, 2003. On February 11, 2004, the Staff of the Division of Investment Management requested a response from the Board of Directors, which the Board provided on February 15, 2004. The Staff responded with further comments by letter dated September 24, 2004 (the “September 2004 Letter”). In the September 2004 Letter, the Staff advised the Company that it would not recommend approval of the Company’s application for exemptive relief to approve the Memorandum of Understanding, based on its interpretation of the SEC’s rules regarding investment adviser compensation and the application of those rules to the proposed new investment advisory agreement to be entered into between the Company and Brantley Capital Management, L.L.C., described below, and its analysis of the Memorandum of Understanding’s provision for the Company’s reimbursement to Mr. Goldstein of certain expenses (not to exceed $275,000) he incurred in connection with the litigation related to the Annual Meeting of Stockholders held on September 17, 2002. The Staff has currently placed the application for exemptive relief on inactive status.

     The Memorandum of Understanding is subject to approval by the stockholders. There can be no assurance that this exemptive relief will be granted.

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

     A shareholder of the Company has submitted a proposal as set forth below for consideration at the Company’s next annual meeting.

“RESOLVED, the shareholders of Brantley Capital Corporation recommend that the Board of Directors promptly take the steps necessary to implement the proposed settlement of the lawsuit brought by Phillip Goldstein against Brantley and other parties.”

If the proposal is adopted by the shareholders, the board of directors will consider the MOU to have been approved by the shareholders and will determine the appropriate process to implement the MOU in an orderly manner and to take such other steps in furtherance thereof as it deems appropriate.

     If we receive necessary government and stockholder approvals, the effect of the Memorandum of Understanding will be that we intend to make only follow-on investments, and any remaining proceeds we receive from liquidity events are intended to be distributed to stockholders.

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

BRANTLEY CAPITAL CORPORATION

Date: November 15, 2004	By: /s/ ROBERT P. PINKAS

Robert P. Pinkas
Chairman of the Board and
Chief Executive Officer

Date: November 15, 2004	By: /s/ TAB A. KEPLINGER

Tab A. Keplinger
Vice President and
Chief Financial Officer